Form 10-K
period 1996-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1997-04-30
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0707612

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NONE



           Securities registered pursuant to section 12(g) of the Act:

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business

PART I.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") or ("Series 4") was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which will own and operate multi-family housing complexes that will qualify for low income housing credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

On July 1, 1996, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1996, the Partnership has received and accepted subscriptions in the amount of $8,386,805 (8,413 Units), of which $187,000 currently is represented by Promissory Notes. Holders of Units are referred to herein as "Limited Partners."

         Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, the Partnership has invested in three Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

     As of December 31, 1996, one of the Apartment Complexes acquired by the Partnership was completed and in operation. Two of the Apartment Complexes are still under construction. The Apartment Complexes were developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership and WNC Housing Tax Credit Fund V, L.P., Series 3 ("Series 3") each acquired equal limited partnership interests in Blessed Rock. (The General Partner of the Partnership is also the general partner of Series 3). The Partnership became the principal limited partner in the remaining Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partner. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1996

                                                                     Percentage
                                  Total         Units        Units     of Units
Name & Location                   Units     Completed     Occupied     Occupied
---------------                   -----     ---------     --------     --------

Ashford Place LP                    100                          0           0%
 Pottawatomie, Oklahoma
Blessed Rock of El Monte            137                          0           0%
 El Monte, California
Crescent City Apartments             55            55           48          88%
 Crescent City, California        _____    __________     ________   __________

                                   292            55           48          100%
                                   ====           ===          ===         ====





------------------------------------------------------------------------------------------------------------
                                                                                               LOCAL
                            ACTUAL OR                                                          LIMITED
                            ESTIMATED    ESTIMATED                                PERMANENT    PARTNER-
               PROJECT      CONSTRUC-    DEVELOPMENT                              MORTGAGE     SHIP'S
LOCAL          NAME AND     TION         COST          NUMBER OF      BASIC       LOAN         ANTICIPATED
LIMITED        NUMBER       COMPLETION   (INCLUDING    APARTMENT      MONTHLY     PRINCIPAL    TAX CREDITS
PARTNERSHIP    OF BUILDING  DATE         LAND COST)    UNITS          RENTS       AMOUNT       (1)
------------------------------------------------------------------------------------------------------------

ASHFORD PLACE  Ashford      December     $813,449      244 1BR units  $360        $2,700,000   $3,901,370
               Place        1997                       109 2BR units  $438        FNBM (5)
               Apartments                              154 3BR units  $506
               7 buildings
               (2)

------------------------------------------------------------------------------------------------------------
BLESSED        Blessed      August       $9,867,800    136     1BR    $402        $2,600,000   $9,147,920
ROCK           Rock of El   1997                       units          $0 (mgr     FENB (3)
               Monte                                   1 2BR unit     unit)
               Apartments                                                         $275,000
                                                                                  EMCRA
               14                                                                 (6)
               buildings
               (4)                                                                $650,000
                                                                                  DCF (7)

------------------------------------------------------------------------------------------------------------
CRESCENT       The Surf     October      $3,251,878    18 Studio      $266        $1,960,000   $2,220,520
CITY           Apartments   1995                       units          $300        CDHCD (9)
                                  37 1BR units
               1 building
               (4)(8)
------------------------------------------------------------------------------------------------------------

(1) Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available, SERIES 4 will receive only that percentage of the annual credit which corresponds to the number of months during which SERIES 4 was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "The Low Income Housing Credit" in the Prospectus.

(2)  Property designed for both families and senior citizens.

(3) First National Bank of Michigan (FNBM) will provide the mortgage loan for a term of 15 years at an annual interest rate of 13.95%. Principal and interest will be payable monthly based on a 15-year amortization schedule.

(4)  Property designed for senior citizens.

(5) Far East National Bank ("FENB") will provide the first mortgage loan for a term of 30 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly, based on a 20-year amortization schedule.

(6) El Monte Community Redevelopment Agency ("EMCRA") will provide the second mortgage loan for a term of 15 years at an annual interest rate of 4%. The loan will be repaid based on residual receipts.

(7) Deferred City Fees ("DCF") will provide the third mortgage loan for a term of 30 years at an annual interest rate of 1%. The loan will be repaid based on residual receipts.

(8)  Rehabilitation property.


(9) California Department of Housing and Community Development ("CDHCD") will provide the mortgage loan for a term of 50 years at an annual interest rate of 3%. Principal and interest will be payable annually based on a 50-year amortization schedule.


Shawnee (ASHFORD PLACE): Shawnee (population 26,800) is in central Oklahoma near the juncture of Interstate Highway 40 and U.S. Highway 177 approximately 35 miles east of Oklahoma City. The major employers for Shawnee residents are TDK Ferrites (ceramic magnets), Mobil Chemical, Wolverine Tube (copper tubing) and Shawnee Regional Hospital.

El Monte (BLESSED ROCK): El Monte (population 106,000) is in Los Angeles County, California, in the San Gabriel Valley, approximately 12 miles east of downtown Los Angeles. The major employers for El Monte residents are Wells Fargo Bank, Von's Co., Inc. (distribution warehouse), and Sargent-Fletcher (air frames).

Crescent City (CRESCENT CITY): Crescent City (population 4,000) is the county seat of Del Norte County, California, and is on the Pacific coast near the Oregon border on U.S. Highway 101, approximately 370 miles north of San Francisco. The major employers for Crescent City residents are Pelican Bay State Prison, Del Norte Unified School District, and Del Norte County.

-------------------------------------------------------------------------------------------------
                                 SHARING RATIOS:
LOCAL          LOCAL                     SHARING         ALLOCATIONS (4) AND
LIMITED        GENERAL      PROPERTY     RATIOS:         SALE OR REFINANCING  SERIES 4's CAPITAL
PARTNERSHIP    PARTNERS     MANAGER (1)  CASH FLOW (3)   PROCEEDS (5)         CONTRIBUTION (6)

-------------------------------------------------------------------------------------------------
ASHFORD        The   Cowen  Insignia     WNC:  15%  but  98.99/.01/1          $2,317,180
PLACE          Group,       Management   no  less  than  50/50
               L.L.C        Group (8)    $2,500     per
               (7)                       year
                                         LGP:   67%  of
                                         the balance:
                                         WNC: 25%
                                         LGP: 75%
-------------------------------------------------------------------------------------------------
BLESSED        Everland,    Professional WNC: Greater    98.99/.01/1          $2,581,086 (11)
ROCK           Inc.         Apartment    of 30% or       50/50
               (9)          Management,  $12,000
                            Inc. (10)    LGP: 40% of
                                         the balance
                                         The balance:
                                         50/50
-------------------------------------------------------------------------------------------------
CRESCENT       Crescent     Crescent     WNC:   Greater  99/1                 $1,191,878
CITY           City         City         of              50/50
               Surf,  Inc.  Surf, Inc.   15% or $800
               (12)         (12)         LGP: 40%
                                         The balance:
                                         50/50
-------------------------------------------------------------------------------------------------


(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. Each Local General Partner is authorized to employ either itself or one of its Affiliates, or a third party, as property manager for leasing and management of the Apartment Complex so long as the fee therefor does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Each Local  Limited  Partnership  will pay its Local  General  Partner or an
Affiliate of its Local General Partner a development fee in the amount set forth, for services incident to the development and construction of the Apartment Complex, which services include: negotiating the financing commitments for the Apartment Complex; securing necessary approvals and permits for the development and construction of the Apartment Complex; and obtaining allocations of Low Income Housing Credits. This payment will be made in installments after receipt of each installment of the capital contributions made by SERIES 4 (and "SERIES 3" in the case of BLESSED ROCK).

(3) Reflects the amount of the net cash flow from operations, if any, to be distributed to SERIES 4 (and SERIES 3 in the case of BLESSED ROCK) ("WNC") and the Local General Partner ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid to WNC are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(4) Subject to certain special allocations, reflects the respective percentage interests in profits, losses and Low Income Housing Credits of (i) in the case of BLESSED ROCK and OGALLALLA (a) SERIES 4 (and SERIES 3 in the case of BLESSED
ROCK), (b) WNC Housing, L.P., an Affiliate of the Sponsor which is the special limited partner, and (c) the Local General Partner; and (ii) in the case of CRESCENT CITY (a) SERIES 4, and (b) the Local General Partner.

(5) Reflects the percentage interests of (i) SERIES 4 (and SERIES 3 in the case of BLESSED ROCK) and (ii) the Local General Partner, in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth: the capital contributions of SERIES 4 and (and SERIES 3 in the case of BLESSED ROCK); and the capital contribution of the Local General Partner.

(6) SERIES 4 (and SERIES 3 in the case of BLESSED ROCK) will make their capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled. See "Investment Policies" and "Terms of the Local Limited Partnership Agreements" under "Investment Objectives and Policies" in the Prospectus.

(7) The Cowen Group, L.L.C. is owned by E. Allen Cowen II, who has more than nine years' experience in affordable housing development. The Cowen Group has represented to Series 4 that, as of August 6, 1996, it had a net worth in excess of $13,000.

(8) Insignia Management Group has more than 10 years' experience in property management. The company manages in excess of 207,000 apartment units, 51,800 of which are affordable housing units.

(9) Everland, Inc. is a California corporation which was formed in 1986. It has acted as developer of projects in El Monte and Rosemead, California. The corporation's president, Tom Y. Lee, is a Certified Public Accountant and one of the founding organizers and directors of First Continental Bank in Rosemead. Everland, Inc. has represented that, as of June 30, 1996, its total equity was ($382,185); however, construction and operating deficit guarantees will be provided by Tom Y. Lee. Mr. Lee, age 47, has represented that, as of December 31, 1995, he had a net worth in excess of $3,500,000.

(10) Professional Apartment Management, Inc. is a California licensed real estate broker which provides full property management services for more than 100 facilities, consisting of more than 5,000 units, and having a combined value of more than $200 million. The company has been managing affordable housing for 26 years, and currently manages approximately 500 tax credit units.

(11) SERIES 3 will make a capital contribution in the same amount.

(12) Crescent City Surf, Inc. is a California corporation which was formed in 1993. William L. Kjelland is the president of the corporation. He has been involved in the development and management of five other subsidized properties in California. The corporation has represented to SERIES 4 that its net worth is negligible. Construction and operating deficit guarantees will be provided by Mr. Kjelland. Mr. Kjelland, age 86, has represented to SERIES 4 that, as of May 1, 1996, he had a net worth in excess of $500,000.


Item 2.  Properties


Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.




Item 3.  Legal Proceedings

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         PART II.


The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1996, there were 485 Limited Partners. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners who invested in the Partnership received Housing Tax Credits of $14 to $2 per unit depending on the month of investment in 1996.

Item 6.  Selected Financial Data


                                                             July 1, 1996
                                                           (Date operations
                                                          commenced) through
                                                           December 31,1996

      Revenue                                                    $15,529

      Partnership operating expenses                             (33,034)

      Equity in loss of
      Local Limited Partnerships                                 (29,329)
                                                                 -------

      Net loss                                                  $(46,834)
                                                                ========

      Net loss per Limited
      Partnership Interest                                       $(26.83)
                                                                 =======

      Total assets                                            $11,609,334
                                                              ===========

      Net investment in
      Local Limited Partnerships                               $6,700,570
                                                               ==========

      Capital contributions payable to
      Local Limited Partnerships                               $4,267,232
                                                               ==========

      Accrued fees and expenses due to
      affiliates                                                 $291,396
                                                                 ========

      Tax credits per $1,000 invested                            $2 TO $14
                                                                 =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $3,916,700 for the period ended December 31, 1996. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended December 31, 1996 of approximately $6,457,000 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $2,544,000 which consisted of capital contributions to Local Limited Partnerships, loans to Local Limited Partnerships and acquisition fees of approximately $1,822,900 $100,200 and $621,300, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.


The Partnership is indebted to WNC & Associates, Inc. in the amount of approximately $291,400. The component items of such indebtedness are as follows:

     Acquisition  fees                                 $21,300
     Advances  made for  acquisition  costs,
      organizational,  offering  and
      selling expenses                                $221,800
     Advance from affiliate for property deposit        26,100
     Asset management fees                             $23,200

As of April 14, 1997 and December 31, 1996, the Partnership had received and accepted subscription funds in the amount of approximately $14,206,000 and 8,318,000, respectively of which $217,000 and 187,000 is represented by Limited Partner promissory notes. The following information pertains to the Partnership's investments in to Local Limited Partnerships:

                                                     April 14, 1997       December 31, 1996
                                                     Approximately        Approximately
Capital contributions made to
   Local Limited Partnerships                        $7,152,410           $1,822,911
Commitments for additional Capital
  contributions made to Local Limited Partnerships    6,462,866            4,267,232
Loans outstanding to Local Limited Partnerships          51,900              126,381

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes ,if ever.


The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Local Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local Limited Partnerships, (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Local Limited Partnership promissory notes and disbursed to fund the deferred obligations of the Partnership.

Results of Operations

As reflected on its Statements of Operations, the Partnership had a loss of $46,834 for the period ended December 31, 1996. The component items of revenue and expense are discussed below.

Revenue.  The  Partnership's  revenue  consists  entirely of interest  earned on
Limited   Partner   promissory   notes  and  cash  deposits  held  in  financial
institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Management fees of $23,139 were incurred for the period ended December 31, 1996.

Amortization expense consist of the amortization over a period of 30 years of acquisition fees and other expenses attributable to the acquisition of Local Limited Partnership investments.

Item 8.  Financial Statements and Supplementary Data





















                 WNC HOUSING TAX CREDIT FUND, V, L.P., SERIES 4
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the period July 1, 1996 (date operations commenced) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of one of the three limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 4 is a limited partner. This investment, as discussed in Note 3 to the financial statements, is accounted for by the equity method. The investment in this limited partnership represented 10% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 4 at December 31, 1996. The financial statements of this limited partnership was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this limited partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the period July 1, 1996 (date operations commenced) to December 31, 1996 in conformity with generally accepted accounting principles.



                                                 /s/ CORBIN & WERTZ
                                                 ___________________

                                                 CORBIN & WERTZ

Irvine, California
April 14, 1997

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                                  BALANCE SHEET

                                December 31, 1996




                                     ASSETS

Cash and cash equivalents                                      $   3,916,658
Subscriptions receivable (Note 7)                                    861,250
Loans receivable (Note 2)                                            126,381
Investments in limited partnerships (Note 3)                       6,700,570
Other assets                                                           4,475
                                                                       -----

                                                               $  11,609,334
                                                               =============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)                    $   4,267,232
  Due to General Partner and affiliates
   (Note 4)                                                          291,396
                                                                     -------

     Total liabilities                                             4,558,628
                                                                   ---------

Commitments and contingencies (Note 8)

Partners' equity (deficit):
  General partner                                                    (11,401)
  Limited partners (25,000 units authorized;
   8,413 units outstanding)                                        7,062,107
                                                                   ---------

     Total partners' equity                                        7,050,706
                                                                   ---------

                                                               $  11,609,334
                                                               =============


                 See accompanying notes to financial statements
                                      FS-2

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996





Interest income                                                 $    15,529
                                                                -----------
Operating expenses:
  Amortization                                                        2,851
  Management fees (Note 4)                                           23,139
  Other                                                               7,044
                                                                      -----

     Total operating expenses                                        33,034
                                                                     ------

Loss from operations                                                (17,505)

Equity in losses from limited partnerships
 (Note 3)                                                           (29,329)
                                                                    -------

     Net loss                                                   $   (46,834)
                                                                ===========

Net loss allocated to:
  General partner                                               $      (468)
                                                                ===========
  Limited partners                                              $   (46,366)
                                                                ===========

Net loss per weighted limited partner units                     $    (26.83)
                                                                ===========

Outstanding weighted limited partner units                            1,728
                                                                      =====


                 See accompanying notes to financial statements
                                      FS-3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                For The Period From July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996




                                          General             Limited
                                          Partner            Partners              Total

Capital contributions                 $      100        $        900       $      1,000

Sale of limited partnership units,
 net of discount of $26,195                 ---            8,386,805          8,386,805

Offering expenses                        (11,033)         (1,092,232)        (1,103,265)

Capital issued for notes
 receivable (Note 7)                        ---             (187,000)          (187,000)

Net loss                                    (468)            (46,366)           (46,834)
                                            ----             -------            -------

Equity (deficit)
 December 31, 1996                    $  (11,401)       $  7,062,107       $  7,050,706
                                      ==========        ============       ============


                 See accompanying notes to financial statements
                                      FS-4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                             STATEMENT OF CASH FLOWS

                For The Period From July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

Cash flows from operating activities:
  Net loss                                                         $   (46,834)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Amortization                                                         2,851
    Equity in loss of limited partnerships                              29,329
    Management fees incurred                                            23,139
    Change in other assets                                              (4,475)
                                                                        ------
  Net cash provided by operating activities                              4,010
                                                                         =====
Cash flows from investing activities:
  Investments in limited partnerships                               (1,822,912)
  Loans receivable                                                    (100,226)
  Acquisition fees                                                    (621,335)
                                                                      --------
  Net cash used in investing activities                             (2,544,473)
                                                                    ----------
Cash flows from financing activities:
  Capital contributions from partners                                7,339,555
  Offering expenses                                                   (882,434)
                                                                      --------
  Net cash provided by financing activities                          6,457,121
                                                                     ---------
Net increase in cash and cash equivalents                            3,916,658

Cash and cash equivalents, beginning of period                          ---

Cash and cash equivalents, end of period                           $ 3,916,658
                                                                   ===========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
    Interest                                                       $    ---
                                                                   ===========
    Income taxes                                                   $    ---
                                                                   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the period ended December 31, 1996, the Partnership incurred, but did not pay, $21,271 of payables to affiliates for acquisition fees (see Note 4).

During the period ended December 31, 1996, the Partnership incurred, but did not pay, $4,267,232 of payables to limited partnerships (in connection with its investments in limited partnerships (see Note 5).

During the period ended December 31, 1996, the Partnership incurred, but did not pay, $220,831 of payables to an affiliate for offering and acquisition expenses (see Note 4).

As of December 31, 1996, $861,250 of capital contributions were recorded as subscriptions receivable.



                 See accompanying notes to financial statements
                                      FS-5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


During 1996, the Partnership had incurred, but did not pay, $23,139 in management fees (see Note 4).

During the period ended December 31, 1996, the Partnership incurred, but did not pay, $26,155 in payable to an affiliate for a property deposit.


                 See accompanying notes to financial statements
                                      FS-6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 26, 1995, and commenced operations on July 1, 1996. Prior to July 1, 1996, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, V, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the WNC Tax Credit Partners V, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit (the "Units") of which 8,413 Units in the amount of $8,413,000, net of $26,195 of discounts for volume purchases, had been sold as of December 31, 1996. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnerships are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 4).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents

The partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses

Offering expenses consist of underwriting commissions, dealer-management fees, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and for the period ended December 31, 1996, the Partnership incurred offering expenses and selling expenses of $490,805 and $612,460, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (10.25% at December 31, 1996). Loans receivable with a balance of $126,381 at December 31, 1996 were collectible from two limited partnerships acquired in 1997 (see Note
8).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1996, the Partnership had acquired limited partnership interests in three limited partnerships, each of which owns one apartment complex. As of December 31, 1996, construction and rehabilitation of two of the apartment complexes had been partially completed and the other had begun operations. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require the approval of the Partnership. The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1996 are approximately $4,908,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years (see Note
4) and certain capital contributions accrued but not paid (see Note 5).

Following is a summary of the equity method activity of the investments in limited partnerships for the year ended December 31, 1996:

Investments per balance  sheet, beginning of period             $     ---

Capital contributions to limited partnerships                      1,822,912

Capital contributions payable to limited
 partnerships                                                      4,267,232

Capitalized acquisition fees and costs                               642,606

Amortization of acquisition fees and costs                           (2,851)

Equity in losses of limited partnerships                            (29,329)
                                                                    -------
Investments per balance sheet, end of period                    $  6,700,570
                                                                ============
Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31, 1996 and for the period then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEET

                                     ASSETS

Land                                                             $ 1,515,000
Construction in progress                                           1,759,000
Buildings, net of accumulated depreciation
 of $62,000                                                        2,564,000
Due from related parties                                             256,000
Other assets                                                         742,000
                                                                     -------
                                                                 $ 6,836,000
                                                                 ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Construction and mortgage loans payable                       $  3,017,000
  Other liabilities (including due to related
   parties of $274,000)                                              419,000
                                                                     -------
     Total liabilities                                             3,436,000
                                                                   ---------
Partners' equity:
  WNC Housing Tax Credit Fund V, L.P., Series 4                    1,793,000
  WNC Housing Tax Credit Fund V, L.P., Series 3                    1,291,000
  Other partners                                                     316,000
     Total partners' equity                                        3,400,000
                                                                   ---------
                                                                $  6,836,000
                                                                ============

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

Total revenue                                                   $     62,000
                                                                ------------
Expenses:
  Operating expenses                                                  36,000
  Interest expense                                                    19,000
  Depreciation                                                        34,000
                                                                      ------
     Total expenses                                                   89,000
                                                                      ------
Net loss                                                        $    (27,000)
                                                                ============
Net loss allocable to Partnership                               $    (29,000)
                                                                ============

In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996



NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1996, the Partnership incurred acquisition fees of $582,690. Accumulated amortization was insignificant for 1996.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1% of the gross proceeds. As of December 31, 1996, the Partnership incurred acquisition costs of $59,916 which have been included in limited partnership investment. Accumulated amortization was insignificant for 1996.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $23,139 for the period ended December 31, 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Due to General Partner and affiliates on the accompanying balance sheet consists of the following at December 31, 1996:

     Acquisition fees                                          $    (21,271)

     Advances made for acquisition costs, and
      organizational, offering and selling
      expenses                                                     (220,831)

     Advance from affiliate for property deposit                    (26,155)

     Management fees                                                (23,139)
                                                                    -------
                                                               $   (291,396)
                                                               ============


Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Period From July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996



NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 1996, the Partnership had received subscriptions for 1,049 units consisting of receivables of $861,250, net of discounts of $750, and promissory notes of $187,000. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, with interest at the rate of 9.75% per annum and due no later than 13 months after the subscription date. Since the subscription receivables were collected subsequent to year-end, the Partnership has reflected such amounts as capital contributions and an asset in the accompanying financial statements as of December 31, 1996. Since the promissory notes had not been collected prior to issuance of the financial statements, the unpaid balance has been reflected as a reduction of limited partners' equity in the accompanying financial statements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to December 31, 1996, the Partnership acquired five limited partnership interests which required capital contributions totaling approximately $6,607,000, of which $126,381 has been advanced as of December 31, 1996. (see Note 2). The Partnership is negotiating to acquire two additional limited partnership interests which would commit the Partnership to additional capital contributions of approximately $970,000.

NOTE 9 - SUBSEQUENT EVENT

The Company has received subscriptions for an additional 5,793 units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

     The partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc

     The directors of the Sponsor are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., and Kay L. Cooper. All of the shares of the Sponsor are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders ("NAHB") and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California ("RBCC") and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute ("RESSI") of the National Association of Realtors ("NAR"). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation


 (1)
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. Through December 31, 1996, the aggregate amount of acquisition fees paid was approximately $582,700.

(b) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. Asset management fee of $23,139 was incurred for the period of July 1, 1996 and December 31, 1996.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Parners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 13% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(e) The General  Partner was  allocated  Low Income  Housing  Credits of $659 in
1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)   Security Ownership of Management

Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in the Partnership.

(c)   Changes in Control

The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Report of independent public accountants

Balance sheets as of December 31, 1996.

Statements of Operations for the period of July 1, 1996 (date operations commenced) through December 31, 1996

Statements of Partners' Equity for the period of July 1, 1996 (date operations commenced) through December 31, 1996

Statements of Cash Flows for the period of July 1, 1996 (date operations commenced) through December 31, 1996

Notes to Financial Statements.

Financial Statement Schedules:
     N/A

Exhibits
(3.1):   Articles  of   incorporation   and  by-laws:   The  registrant  is  not
incorporated. The Partnership Agreement is included as Exhibit B to the Post Effective Amendment No. 6 dated March 25, 1997

(3.2): First Amendment to Agreement of Limited Partnership included as Exhibit B to the Post Effective Amendment No. 6 dated March 25, 1997

10.1 Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 10.1.

10.2  Agreement of Limited  Partnership  of Crescent  City  Apartments  filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 10.2.

10.3 Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apartments, L.P. filed as exhibit 10.2 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.4

10.5 Amended and Restated Agreement of Limited Partnership of Woodland, Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.5

10.6 Amended and Restated Agreement of Limited Partnership of Ogallalla Apartments I Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated October 15, 1996 is herein incorporated by reference as exhibit 10.6

10.7 Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.7

10.8 Amended and Restated Agreement of Limited Partnership of D. Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 14, 1997 is herein incorporated by reference as exhibit 10.8



         REPORTS ON 8-K.

Form 8K Form 8K/A  Amendment No. 1 to Current  Report dated  September 17, 1996.
Form 8K Form 8K/A Amendment No. 1 to Current Report dated September 25, 1996. Form 8K Current Report dated October 1, 1996. Form 8K Form 8K/A Amendment No. 1 to Current Report dated October 1, 1996. Form 8K Form 8KA Current Report dated October 15, 1996. Form 8K Form 8K/A Amendment No. 1 to Current Report dated October 15, 1996. Form 8K Current Report dated December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:  WNC Tax Credit Partners, L.P.       General Partner

By:  WNC & Associates, Inc.         General Partner


By:   /s/  John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 29, 1997

By:   /s/  Theodore M. Paul
   _____________________________________________________
Theodore M. Paul  Vice-President, Finance

Date: April 29, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Wilfred N. Cooper, Sr.
   _____________________________________________________
Wilfred N. Cooper, Sr.     Chairman of the Board

Date: April 29, 1996

By:   /s/  John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr.        Secretary of the Board

Date: April 29, 1997