Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1997-05-20
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897


                    WNC HOUSING TAX CREDIT FUND V - Series 4

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0707612

WNC HOUSING TAX CREDIT FUND V - Series 4
3158  Redhill  Avenue,  Suite 120 Costa
Mesa, CA 92626

(714) 662-5565

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

Part I.  Financial Information

Item 1.  Financial Statements

         Index


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements-Series 4

                                     Omitted


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     Omitted

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  2

  Signatures                                                                3

Part I.  Financial Information

Item 1.  Financial Statements

         Omitted.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Omitted.



Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K


1. Form 8-K Current Report. A current report on Form 8-K dated December 31, 1996 was filed during the quarter ended March 31, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of three Limited Partnership interests under Item 2 thereof and proforma financial information required by Article 11 of Regulation S-X were provided by the current report.


A current report on Form 8-K dated February 21, 1997 was filed during the quarter ended March 31, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V - Series 4

By:  WNC & ASSOCIATES, INC.     General Partner


By:   /s/   John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr.        President, WNC & Associates, Inc.

Date: May 20, 1997


By:   /s/   Theodore M. Paul
   _____________________________________________________
Theodore M. Paul  Vice President - Finance, WNC & Associates, Inc.

Date: May 20, 1997