Form 10-Q/A
period 1997-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1997-06-10
CIK 943906

FORM 10-Q/A

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

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
3158  Redhill  Avenue,  Suite 120
Costa Mesa, CA 92626

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q/A

                      For the Quarter Ended March 31, 1997

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, March 31, 1997 and December 31, 1996...............3

         Statement of Operations
              For the three months ended March 31, 1997  ...................4


         Statement of Partners' Equity
              For the three months ended March 31, 1997 ....................5

         Statement of Cash Flows
              For the three months ended March 31, 1997.....................6

         Notes to Financial Statements......................................8


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................13


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..............................16

     Signatures............................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                 1997                 1996
                                                 ----                 ----
                                     ASSETS

Cash and cash equivalents                    $     2,643,984     $    3,916,658
Cash in escrow                                       924,502                  -
Subscriptions receivable - Note 7                    477,000            861,250
Loans Receivable - Note 2                             26,155            126,381
Investment in limited
 partnerships - Note 3                            13,577,035          6,700,570
Other assets                                           6,670              4,475
                                                   ---------          ---------

                                             $    17,655,346      $  11,609,334
                                              ==============      =============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 5 $ 6,512,791 $ 4,267,232 Accrued fees and expenses due to
 general partner and affiliates - Note 4             127,705            291,396
                                                     -------            -------
                                                   6,640,496          4,558,628
                                                   ---------          ---------

Commitments and contingencies - Note 8

Partners' equity (deficit):
 General partner                                     (17,636)           (11,401)
 Limited partners (25,000 units
  authorized, 13,021 units issued
  and outstanding)                                 11,032,486         7,062,107
                                                   ----------         ---------

Total partners' equity                             11,014,850         7,050,706
                                                   ----------         ---------
                                             $     17,655,346     $  11,609,334
                                             ================     =============


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1997





Interest income                                       $        25,841
                                                              -------

Operating expenses:
Amortization                                                    3,682
Asset management fees (Note 4)                                  5,785
Other                                                             292
                                                               ------

Total operating expenses                                        9,759
                                                                -----

Income from operations                                         16,082

Equity in loss from
 limited partnerships                                            (949)
                                                               ------

Net income                                            $        15,133
                                                              =======

Net income allocated to:
  General partner                                     $           151
                                                                =====

  Limited partners                                    $        14,982
                                                              =======

Net income per weighted limited
  partner unit (10,770)                               $          1.39
                                                                =====



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended March 31, 1997



                                              General              Limited
                                              Partner              Partner                Total
                                              -------              -------                -----


Equity (deficit), December 31, 1996      $    (11,401)        $   7,062,107     $     7,050,706

Capital contributions                                             4,607,625           4,607,625

Offering expenses                                                  (632,228)           (638,614)
                                               (6,386)

Capital issued for notes receivable                                 (20,000)            (20,000)

                                                                                              -
Net income                                        151                14,982              15,133
                                                  ---                ------              ------


Equity (deficit), March 31, 1997         $    (17,636)         $ 11,032,486     $    11,014,850
                                          ============         ============     ===============













                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1997


Cash flows provided by operating activities:
  Net income                                               $         15,133
    Adjustments to reconcile net income to net
        cash used in operating activities:
        Equity in loss of limited partnerships                          949
        Amortization                                                  3,682
        Asset management fee                                          5,785
        Change in other assets                                       (2,195)
        Accrued fees and expense due to
        general partner and affiliates                               14,242
                                                                     ------
             Net cash provided by operating activities               37,596
                                                                     ------

Cash flows used by investing activities:
  Investment in limited partnerships                             (4,251,906)
  Cash in escrow                                                   (924,502)
  Loans receivable                                                  100,226
  Acquisition fees and costs                                       (383,631)
  Advance to affiliate                                              (71,894)
                                                                    -------
             Net cash used by investing activities               (5,531,707)
                                                                 ----------

Cash flows provide by financing activities:
  Capital contributions                                           4,971,875
  Offering expenses                                                (750,438)
                                                                   --------
             Net cash provided by financing activities            4,221,437
                                                                  ---------

Net decrease in cash and cash equivalents                        (1,272,674)
Cash and cash equivalents, beginning of period                    3,916,658
                                                                  ---------

Cash and cash equivalent, end of period                    $      2,643,984
                                                               ============




                                             UNAUDITED
                          See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)
                For the Period Three Months Ended March 31, 1997

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the three months ended March 31, 1997, the Partnership incurred, but did not pay, $2,245,559 of payables to payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4)

During the three months ended March 31, 1997, the Partnership incurred, but did not pay $2,400 of payables to an affiliate for offering and acquisition expenses (See Note 3.)

As of March 31, 1997, $477,000 of capital contributions were recorded as subscriptions receivable.

During the three months ended March 31, 1997, the Partnership incurred, but did not pay $5,785 of payables to an affiliate for management fees (See Note 4.)


















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 26, 1994 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1996 (audited).

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Allocations  Under the Terms of the Partnership  Agreement  (Continued)
------------------------------------------------------------------------
will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner

Method of Accounting For Investment in Limited Partnerships
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
------------------
Organization costs will be amortized on the straight-line method over 60 months.


NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. This partnership interest was acquired in April 1997 (See Note 8).

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1997, the Partnership had acquired limited partnership interests in seven limited partnerships each of which owns one apartment complex. As of September 30, 1996, construction and rehabilitation of one of the apartment complexes had completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1997:

                                                    1997                 1996
                                                    ----                 ----
  Investment balance beginning of period         $6,700,570
  Capital contributions to
     limited partnerships                         4,251,906          $1,822,912
  Capital contributions payable
     to limited partnerships                      2,245,559           4,267,232
  Capitalized acquisition fees and costs            383,631             642,606
  Equity in loss of limited partnerships               (949)            (29,329)
  Amortization of capitalized acquisition            (3,682)             (2,851)
                                                 ----------          ----------

 Investment Balance - end of period              $13,577,025        $ 6,700,570
                                                 ===========        ===========

Selected financial information for the three months ended March 31, 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

               Total revenue                         $ 43,341
                                                      --------

               Interest expense                         14,700
               Depreciation                              8,715
               Operating expenses                       20,885
               Total expenses                           44,300
                                                       -------

               Net Loss                               $  (959)
                                                       =======

               Net loss allocable to the Partnership  $  (949)
                                                       =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4- RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:


         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $370,680 were incurred for the three months ended March 31, 1997.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $5,785 for the three months ended March 31, 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1997 and December 31,1996:

                                                          1997            1996
                                                          ----            ----
    Acquisition fees                                                   $ 21,271
    Advances made for acquisition costs,
     organizational, offering and selling expenses     $139,550         220,831
    Advance from affiliate for property deposit          26,155          26,155
    Advance to affiliate                                (74,216)
    Advance to affiliate for operating costs              7,292
    Management fees                                      28,924          23,139
                                                        -------         -------
    Total accrued fees and advances                    $127,705        $291,396
                                                       ========        ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at March 31, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the three months ended March 31, 1997, the Partnership accepted $70,000 in promissory notes from limited partners and collected payments of $50,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum. Principal and interest are due (i) June 30, 1997 if the investor subscribes between January 1, 1996 and December 31, 1996 or (ii) January 31,
1998 if the investor subscribes after December 31, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $477,000 has been received subsequent to March 31, 1997 and accordingly has been classified as an asset.

NOTE 7 - INCOME TAXES

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In addition to the seven local limited partnerships discussed in Note 3, the Partnership has subsequently acquired interests in four additional local limited partnerships. This investment commits the Partnership to additional capital contributions of approximately $1,706,000. This consists of total amount to be invested of approximately $1,732,000 less approximately $26,000 paid by the Partnership as of March 31, 1997. (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC Housing Tax Credit Fund V, L.P., Series 4 (the Partnership) is a California Limited Partnership formed under the laws of the State of California on July 26, 1994 to acquire limited partnership interests (Local Limited Partnership Interests) in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes (Apartment Complexes) that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit").

As of March 31, 1997, the Partnership had received subscriptions for 13,021 units of limited partnership interests ("Units"), consisting of cash, notes receivable and subscriptions receivable of $12,310,430, $207,000 and $477,000, respectively.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,273,000 for the three months ended March 31, 1997 This decrease in cash consisted of cash provided by (used in) operating activities, investing activities and financing activities, of approximately $38,000, $(5,532,000), and $4,221,000. Cash provided from financing activities consisted of application of loan receivable of approximately $100,000. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships, cash paid in escrow, and payment of capitalized acquisitions costs. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1996 and March 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $128,000 and $291,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $0 and $21,000, respectively, advances to pay front-end fees of approximately $140,000 and $221,000, respectively, accrued asset management fees of approximately $29,000 and $23,000 respectively advances for operating costs of approximately $7,000 and $0, advance from an affiliate of approximately $26,000 and due from an affiliate of the general partner approximately $74,000 and $0.

As of March 31,1997 the Partnership has received and accepted subscriptions funds in the amount of $12,994,430, of which $207,000 currently is represented by Promissory Notes. As of May 31,1996, as of March 31, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,969,000, 7,084,000 and $1,823,000, respectively, and had commitments for additional capital contributions of approximately $6,313,000, $6,557,000 and $4,568,000 respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of May 31, 1997, as of March 31, 1997 and as of December 31, 1996, of approximately $26,000, $26,000 and $126,000, respectively. Of the amount outstanding as of December 31, 1996, approximately $100,000 was loaned to OGALLALLA and was applied to the Partnership's purchase price upon acquisition of that Local Limited Partnership Interest in January 1997. The amount remaining of the December 31, 1996 balance and outstanding as of March 31, and May 31, 1997 of approximately $26,000 was loaned to D. HILLTOP.

 Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership have invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnerships will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and The Partnerships. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnerships' investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnerships or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnerships and any equity contributed by the general partners of the Local Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at The Partnerships level) will be
(i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or
(iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnerships' capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnership.

  Results of Operations
  ---------------------

As of December 31, 1996 and March 31, 1997 the Partnership had acquired three and seven Local Limited Partnership Interests, respectively. Each of the seven Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31,1997, one of the Apartment Complexes in the Partnership had commenced operations for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1996 and March 31, 1997 reflected in the Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had income of approximately $15,000 for the three months ended March 31, 1997. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that The Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses was and is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom The Partnership cannot predict with any accuracy what these amounts will be.

Equity in Losses from Local Limited Partnership. Series 3's equity in losses from Local Limited Partnerships is equal to 99% of the aggregate net losses of each Local Limited Partnership incurred after admission of The Partnership as a limited partner thereof.

After rent-up all Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

The Partnership accounts for its investments in Local Partnerships using the equity method of accounting, whereby The Partnership reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibits      None.

2.  Reports on Form 8-K

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

WNC HOUSING TAX CREDIT FUND V - Series 4

By:  WNC & Associates, Inc.         General Partner


By:  /s/Theodore M. Paul
------------------------
Theodore M. Paul  Vice President - Finance

Date: June 6, 1997