Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1997-08-13
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, June 30, 1997 and December 31, 1996........................3

  Statement of Operations
       For the three months and six months ended June 30, 1997  .............4

  Statement of Partners' Equity
       For the six months ended June 30, 1997   .............................5

  Statement of Cash Flows
       For the six months ended June 30, 1997 and 1995  .....................6

  Notes to Financial Statements..............................................8


 Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................13


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................17

                   WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                          (A California Limited Partnership)

                                  BALANCE SHEETS
                         June 30, 1997 and December 31, 1996

                                                1997                     1996
                                                ----                     ----
                                      ASSETS

Cash and cash equivalents             $      8,423,024     $         3,916,658
Cash in escrow                                 421,783                       -
Subscriptions receivable (Note 6)              740,310                 861,250
Loans receivable (Note 2)                            -                 126,381
Investment in limited
 partnerships (Note 3)                      15,405,792               6,700,570
Other assets                                     9,622                   4,475
                                           -----------             -----------
                                      $     25,000,531      $       11,609,334
                                           ===========             ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 (Note 5)                             $      6,366,932      $        4,267,232
Accrued fees and expenses due to
 general partner and affiliates
(Note 4)                                       130,807                 291,396
                                           -----------             -----------
                                             6,497,739               4,558,628
                                           -----------             -----------

Partners' equity (deficit):
 General partner                               (26,588)                (11,401)
 Limited partners (25,000 units
  authorized, 21,582 units issued
  and outstanding)                          18,529,380               7,062,107
                                           -----------             -----------

Total partners' equity                      18,502,792               7,050,706
                                           -----------             -----------
                                      $     25,000,531       $      11,609,334
                                           ===========             ===========

                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                           A California Limited Partnership)

                                STATEMENT  OF  OPERATIONS
           For  the Three and Six Months Ended June 30, 1997 and 1996

                                            Three                     Six
                                            Months                   Months
                                            ------                   ------

Interest income                    $           28,672     $             54,513

Operating expenses:
Amortization
                                                4,024                    7,706
Asset management fees (Note 4)                 23,203                   28,988
Other
                                                7,642                    7,934
                                             --------                  -------

Total operating expenses                       34,869                   44,628
                                             --------                  -------

Income (loss) from operations                  (6,197)                   9,885

Equity in loss from
 limited partnerships                         (17,051)                 (18,000)
                                             --------                  -------

Net loss                           $          (23,248)     $            (8,115)
                                             ========                  =======
Net loss allocated to:
  General partner                  $             (232)     $               (81)
                                             ========                  =======

  Limited partners                 $          (23,016)     $            (8,034)
                                             ========                  =======
Net loss per weighted limited
  partner unit (14,041)            $            (1.64)     $             (0.57)
                                             ========                  =======



                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                           (A California Limited Partnership)

                             STATEMENT OF PARTNERS' EQUITY

                        For the Six Months Ended June 30, 1997


                                         General        Limited
                                         Partner        Partner       Total
                                         -------        -------       -----

Equity (deficit), December 31, 1996   $   (11,401)  $  7,062,107  $  7,050,706

Capital contributions                                 13,110,320    13,110,320

Offering expenses                         (15,106)    (1,495,513)   (1,510,619)

Capital issued for notes receivable                     (139,500)     (139,500)

                                                                             -
Net income                                    (81)        (8,034)       (8,115)
                                         --------    -----------   -----------

Equity (deficit), June 30, 1997        $  (26,588)    18,529,380    18,502,792
                                         ========    ===========   ===========










                                       UNAUDITED
                  See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                         (A California Limited Partnership)

                                STATEMENT OF CASH FLOWS
                       For the Six Months Ended June 30, 1996


Cash flows provided by operating activities:
 Net loss                                                $              (8,115)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Equity in loss of limited partnerships                               18,000
   Amortization                                                          7,706
   Asset management fee                                                 28,988
   Change in other assets                                               (5,147)
   Accrued fees and expense due to
   general partner and affiliates                                        3,247
                                                                   -----------
         Net cash provided by operating activities                      44,679
                                                                   -----------

Cash flows used by investing activities:
  Investment in limited partnerships                                (5,777,297)
  Cash in escrow                                                      (421,783)
  Acquisition fees and costs                                          (727,550)
  Advance to affiliate                                                   3,622
                                                                   -----------
             Net cash used by investing activities                  (6,923,008)
                                                                   -----------

Cash flows provided by financing activities:
  Capital contributions                                             13,091,760
  Offering expenses                                                 (1,707,065)
             Net cash provided by financing activities              11,384,695
                                                                   -----------

Net increase in cash and cash equivalents                            4,506,366
Cash and cash equivalents, beginning of period                       3,916,658

Cash and cash equivalent, end of period                 $            8,423,024
                                                                   ===========





                                    UNAUDITED
                See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)
                  For the Period Six months Ended June 30, 1997

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1997, the Partnership incurred, but did not pay, $2,099,700 of payables to payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4)

During the six months ended June 30, 1997, the Partnership incurred, but did not pay $2,400 of payables to an affiliate for offering and acquisition expenses (See Note 3.)

As of June 30, 1997, $740,310 of capital contributions were recorded as subscriptions receivable.

During the six months ended June 30, 1997, the Partnership incurred, but did not pay $28,988 of payables to an affiliate for management fees (See Note 4.)


















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                         (A California Limited Partnership)
                         (A Development-Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended June 30, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Allocations  Under the Terms of the Partnership  Agreement  (Continued)
-------------------------------------------------------------------------

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

Cash and Cash Equivalents
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. These partnership interests were acquired in February and April, 1997.

                 WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                        (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997, the Partnership had acquired limited partnership interests in eleven limited partnerships each of which owns one apartment complex. As of June 30, 1997, construction and rehabilitation of two of the apartment complexes have completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1997 and December 31, 1996:

                                                       1997              1996
                                                       ----              ----
 Investment balance,
   beginning of period                         $    6,700,570
 Capital contributions to limited partnerships      5,903,678   $    1,822,912
 Capital contributions payable to limited
 partnerships                                       2,099,700        4,267,232
 Acquisition fees and costs                           727,550          642,606
 Equity in loss of limited
   partnership                                        (18,000)         (29,329)
 Amortization of capitalized
   acquisition costs                                   (7,706)          (2,851)
                                                   ----------        ----------
 Investment balance,
   end of period                                $  15,405,792    $   6,700,570
                                                  ===========       ==========


Selected  financial  information for the six months ended June 30, 1997 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

    Total revenue                                                $      99,500
                                                                       -------

    Interest expense                                                    30,300
    Depreciation                                                        22,200
    Operating expenses                                                  65,300
                                                                      --------
    Total expenses                                                     117,800
                                                                      --------
    Net Loss                                                        $  (18,300)
                                                                      ========
    Net loss allocable to the Partnership                           $  (18,000)
                                                                      ========

                   WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $689,726 were incurred for the six months ended June 30, 1997.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $28,988 for the six months ended June 30, 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1997 and December 31,1996:

                                              1997             1996
                                              ----             ----

  Acquisition fees                                       $   21,271
  Advances made for acquisition costs,
   organizational, offering and selling
   expense                                   22,758         220,831
  Advances                                   55,922          26,155
  Management fees                            52,127          23,139
                                          ---------        --------
    Total accrued fees and advances      $  130,807       $ 291,396
                                         ==========       =========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the six months ended June 30, 1997, the Partnership accepted $244,500 in promissory notes from limited partners and collected payments of $105,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum. Principal and interest are due (i) June 30, 1997 if the investor subscribes between January 1, 1996 and December 31, 1996 or (ii) January 31,
1998 if the investor subscribes after December 31, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $740,310 has been received subsequent to June 30, 1997 and accordingly has been classified as an asset.

NOTE 7 - INCOME TAXES
---------------------

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

As of June 30, 1997, the Partnership had received subscriptions for 21,582 units of limited partnership interests ("Units"), consisting of cash, notes receivable and subscriptions receivable of $20,431,215, $326,500- and $740,310, respectively.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $4,506,000 for the six months ended June 30, 1997 This increase in cash consisted of cash provided by operating activities, investing activities and financing activities, of approximately $45,000, $(6,923,000), and $11,384,000. Cash provided from financing activities consisted of capital contributions from limited partners of approximately 13,092,000 less offering expenses of approximately $1,707,000. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships, cash paid in escrow, and payment of capitalized acquisitions costs of approximately $5,777,000, 422,000 and 727,000, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $131,000 and $291,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $0 and $21,000, respectively, advances to pay front-end fees of approximately $23,000 and $221,000, respectively, accrued asset management fees of approximately $52,000 and $23,000, respectively, due from an affiliate of the general partner of approximately $56,000 and $26,000, respectively.

As of June 30, 1997 the Partnership has received and accepted subscriptions funds in the amount of $21,497,125, of which $139,500 currently is represented by Promissory Notes. As of August 4, 1997, as of June 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,941,000, $7,727,000 and $1,823,000, respectively, and had commitments for additional capital contributions of approximately $6,153,000, $6,367,000 and $4,568,000 respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of August 4, 1997, as of June 30, 1997 and as of December 31, 1996, of approximately $0, $0 and $126,000, respectively. Of the amount outstanding as of December 31, 1996, approximately $100,000 and $26,000 was loaned to OGALLALLA and D. HILLTOP, respectively, and was applied to the Partnership's purchase price upon acquisition of those Local Limited Partnership Interests in January 1997 and April 1997, respectively.

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

Results of Operations

As of December 31, 1996 and June 30, 1997 the Partnership had acquired three and eleven Local Limited Partnership Interests, respectively. Each of the eleven Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1997, two of the Apartment Complexes in the Partnership had commenced operations for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1996 and June 30, 1997 reflected in the Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $8,000 for the six months ended June 30, 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         A current report on Form 8-K dated April 14 was filed during the quarter ended June 30, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under
Item 2 thereof required by Article 11 of Regulation S-X was provided by the current report.


A current report on Form 8-K dated May 15, 1997 was filed during the quarter ended June 30, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof required by Article 11 of Regulation S-X were provided by the current report.

Amendment No. 1 to current report on Form 8-K dated April 14, 1997 was filed during the quarter ended June 30, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V - Series 4

By:   WNC & Associates, Inc.        General Partner



By:   /s/ John B. Lester, Jr.       President
-----------------------------------------------------
John B. Lester, Jr.        President

Date: August 13, 1997


By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: August 13, 1997