Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1997-11-14
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1997




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets, September 30, 1997 and December 31, 1996....................3

 Statement of Operations
  For the three months and nine months ended September 30, 1997 and
  For the period July 1, 1996 (date operations commenced)
   to September 30, 1996.....................................................4


 Statement of Partners' Equity
  For the  nine months ended September 30, 1997 and
  For the period July 1, 1996 (date operations commenced)
   to September 30, 1996.....................................................5

 Statement of Cash Flows
  For the nine months ended September 30, 1997 and
  For the period July 1, 1996 (date operations commenced)
   to September 30, 1996.....................................................6

 Notes to Financial Statements...............................................8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................13


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................17

Signatures...................................................................18

FINANCIAL STATEMENTS

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                1997                     1996
                                                ----                     ----
                                     ASSETS

Cash and cash equivalents            $       6,802,557     $         3,916,658
Subscriptions receivable - Note 6                    -                 861,250

Loans receivable - Note 2                            -                 126,381

Investment in limited
 partnerships - Note 3                      15,473,836               6,700,570
Other assets                                    79,831                   4,475
                                            ----------              ----------
                                     $      22,356,224     $        11,609,334
                                            ==========              ==========


                          LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 - Note 5                            $       3,534,224     $         4,267,232
Accrued fees and expenses due to
 general partner and affiliates
 - Note 4                                       55,972                 291,396
                                            ----------              ----------
                                             3,590,196               4,558,628
                                            ----------              ----------

Partners' equity (deficit):
 General partner                               (29,468)                (11,401)
 Limited partners (25,000 units
  authorized, 22,000 units issued
  and outstanding)                          18,795,496               7,062,107
                                            ----------              ----------

Total partners' equity                      18,766,028               7,050,706
                                            ----------              ----------
                                     $      22,356,224      $       11,609,334
                                            ==========              ==========

                                    UNAUDITED
                   See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                        (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
     For the Three and Nine Months Ended September 30, 1997 and For the Period July 1, 1996 (date operations commenced) to September 30, 1996

                                                                 July 1, 1996 to
                                    Three           Nine          September 30,
                                    Months          Months            1996
                                    ------          ------            ----

Interest income               $     90,326    $    144,839    $          2,427
                                   -------        --------            --------

Operating expenses:
Amortization                        20,155          27,861                 418
Asset management fees
 (Note 4)                           14,494          43,482                  44

Other                                 (843)          7,091                   -
                                   -------        --------            --------

Total operating expenses            33,806          78,434                 462
                                   -------        --------            --------

Income from operations              56,520          66,405               1,965
Equity in loss from
 limited partnerships             (101,500)       (119,500)             (2,040)
                                   -------        --------            --------

Net loss                      $    (44,980)   $    (53,095)   $            (75)
                                   =======        ========            ========

Net loss allocated to:
  General partner             $       (450)   $       (531)   $             (1)
                                   =======        ========            ========


  Limited partners            $    (44,530)   $    (52,564)   $            (74)
                                   =======        ========            ========


Net loss per weighted
limited partner
   units (16,671 and
1,446 respectively)           $      (2.58)   $      (3.15)   $          (0.05)
                                   =======        ========            ========




                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                      (A California Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

      For the Three and Nine Months Ended September 30, 1997 and For the Period July 1, 1996 (date operations commenced) to September 30, 1996


For the Three and Nine Months Ended September 30, 1997

                                            General       Limited
                                            Partner       Partner       Total
                                            -------       -------       -----

Equity (deficit), December 31, 1996    $   (11,401)  $  7,062,107 $  7,050,706


Capital contributions                                  13,528,025   13,528,025
Offering expenses                          (17,536)    (1,736,072)  (1,753,608)
Capital issued for notes receivable                        (6,000)      (6,000)
Net income                                    (531)       (52,564)     (53,095)
                                          --------     ----------   ----------
Equity (deficit), September 30, 1997   $   (29,468)  $ 18,795,496 $ 18,766,028
                                          ========     ==========   ==========





For the Period July 1, 1996 (date operations commenced) to September 30, 1996

                                             General       Limited
                                             Partner       Partner      Total
                                             -------       -------      -----
Equity (deficit), July 1, 1996          $         -   $          - $        -
Capital contributions                           100      3,074,880   3,074,980
Offering expenses                            (3,677)      (363,988)   (367,665)

Capital issued for notes receivable                        (82,000)    (82,000)
Withdrawals                                                   (900)       (900)
Net income                                       (1)           (74)        (75)
                                             ------      ---------   ---------
Equity (deficit), September 30, 1996    $    (3,578)   $ 2,627,918 $ 2,624,340
                                             ======      =========   =========


                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                        (A California Limited Partnership)

                              STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1997 and For the
  Period  July 1, 1996  (date  operations  commenced)  to September 30, 1996

                                                    1997                1996
                                                    ----                ----
Cash flows used by operating activities:
 Net loss                                     $    (53,095)    $           (75)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Equity in loss of limited partnerships          119,500               2,040
   Amortization                                     27,861                 418
   Asset management fee                             13,482
   Change in other assets                          (75,122)               (702)
   Accrued fees and expense due to
    general partner and affiliates                 (26,271)              7,631
                                                ----------          ----------
  Net cash provided by operating activities          6,355               9,312
                                                ----------          ----------

Cash flows used by investing activities:
 Investment in limited partnerships             (8,542,457)         (1,289,643)
 Acquisition fees and costs                       (920,056)           (185,100)
                                                ----------          ----------
 Net cash used by investing activities          (9,462,513)         (1,474,743)
                                                ----------          ----------

Cash flows provide by financing activities:
 Capital contributions                          14,383,275           2,542,080
 Offering expenses                              (2,041,218)           (310,542)
                                                ----------          ----------
 Net cash provided by financing activities      12,342,057           2,231,538
                                                ----------          ----------

Net increase in cash and cash equivalents        2,885,899             766,107
Cash and cash equivalents, beginning of period   3,916,658                   -
                                                ----------          ----------

Cash and cash equivalent, end of period     $    6,802,557     $       766,107
                                                ==========          ==========


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS (CONTINUED)
   For  the  Period   Nine   months   Ended September  30, 1997 and For the
    Period July 1, 1996 (date operations commenced) to September 30, 1996

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September  30,1997,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 3) had non-cash transactions as follows:

Increases due to acquisition of limited partnership interests       $8,003,378
Application of loans receivable to acquisitions                       (126,381)
Decreases due to various price adjuster provisions in the
respective limited partnership agreements                              (67,548)
Net non-cash adjustments to the Partnership's                        ---------
 payable to limited partnerships                                    $7,809,449
                                                                     =========

During the nine months end September 30, 1997, the Partnership incurred, but did not pay, $61,119 of payables to affiliates for acquisitions fees (see Note 4).


-------------------------------------------------------------------------------

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred, but did not pay, $82,473 of payables to affiliates for acquisitions costs and offering expenses (see Note 4).

During the period July 1, 1996 (date operations commenced) to September 30, 1996, the Partnership incurred, but did not pay, $2,482,421 of payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 5)

During the period July 1, 1996 (date  operations  commenced)  to  September  30,
1996,   $450,000  of  capital   contributions  were  recorded  as  subscriptions
receivable.






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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended September 30, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                     (A California Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Allocations Under the Terms of the Partnership Agreement (Continued) will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner

Method of Accounting For Investment in Limited Partnerships
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to two limited partnerships in which the Partnership may invest. These loans were applied against the first capital contribution due when the Partnership ultimately acquired its limited partnership interests in OGALLALLA AND D. HILLTOP in February 1997 and April 1997, respectively.

                     WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                           (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997 and 1996, the Partnership had acquired limited partnership interests in eleven and two limited partnerships each of which owns one apartment complex. As of September 30, 1997 and 1996, construction and rehabilitation of seven and one of the apartment complexes had completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1997 and December 31, 1996:

                                               1997                     1996
                                               ----                     ----
Investment balance,
  beginning of period                 $      6,700,570           $           0

Capital contributions to
 limited partnerships                        8,668,838               1,822,912
Capital contributions payable
 to limited partnerships                      (733,008)              4,267,232
Acquisition fees and costs                     984,797                 642,606
Equity in loss of limited
  partnership                                                          (29,329)
                                             (119,500)
Amortization of capitalized
  acquisition costs                           (27,861)                  (2,851)
                                            ---------                ---------
Investment balance,
  end of period                       $    15,473,836            $   6,700,570
                                           ==========                =========


Selected financial information for the nine months ended September 30, 1997 and for the period July 1, 1996 (date operations commenced) to September 30, 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                            1997                      1996
                                            ----                      ----

Total revenue                        $       315,000             $      12,900
                                           ---------                  --------

Interest expense                             182,000                     5,500
Depreciation                                  42,000                     1,500
Operating expenses                           212,000                     8,000
                                           ---------                  --------
Total expenses                               436,000                    15,000
                                           ---------                  --------
Net Loss                             $      (121,000)             $     (2,100)
                                           =========                  ========
Net loss allocable to
 the Partnership                     $      (119,500)             $     (2,040)
                                           =========                  ========

                      WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                             (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Acquisition fees of $876,576 were incurred for the nine months ended September 30, 1997.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $43,482 for the nine months ended September 30, 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to and (due from) affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1997 and December 31,1996:


                                             1997                     1996
                                             ----                     ----

Acquisition fees                        $    61,119              $    21,271
Advances made for acquisition costs,
 organizational, offering and
 selling expenses                           (60,046)                 220,831
Advances                                     18,278                   26,155
Management fees                              36,621                   23,139
                                            -------                  -------
                                        $    55,972              $   291,396
                                            =======                  =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                         (A California Limited Partnership)
                          (A Development-Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the nine months ended September 30, 1997, the Partnership accepted $301,500 in promissory notes from limited partners and collected payments of $295,500 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum. Principal and interest were due (i) June 30, 1997 if the investor subscribes between January 1, 1996 and December 31, 1996 or are due (ii) January 31, 1998 if the investor subscribes after December 31, 1996. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $861,250 has been received subsequent to December 31, 1996 and accordingly has been classified as an asset on the December 31, 1996, balance sheet.

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

The  Partnership  had  received   subscriptions  for  22,000  units  of  limited
partnership interests ("Units"), for an aggregate amount of capital contributions of $21,920,450 and terminated its offering of units on July 16, 1997. At September 30, 1997, the above capital contributions consisted of cash of $21,727,450 and notes receivable of $193,000. At September 30, 1997, approximately $2,862,500 was paid to WNC & Associates, Inc. or WNC Capital Corporation, an affiliate for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Selling commissions of approximately $1,590,000 and wholesaling and other organization and offering expenses of approximately, $1,142,500 were reallowed to non-affiliates. At September 30, 1997, approximately $19,058,000, is invested in Local Limited Partnership interests or reserves as follows:

                               Paid or to be paid    Paid or
                               to General Partner    to be paid
                               or affiliate          to others          Total
                               ------------          ---------          -----

Purchase of Limited
 Partnership Interests                              $14,025,900    $14,025,900
Acquisition fees               $1,520,400                            1,520,400
Acquisition costs                                       107,000        107,000
Reserves (see note below)                             3,404,700      3,404,700
                                ---------             ---------     ----------

Total                          $1,520,400           $17,537,600    $19,058,000
                                =========            ==========     ==========

Note: Additional Limited Partnership Interests will be purchased and reserves of approximately 3% of the capital contributions will be established.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $2,886,000 for the nine months ended September 30, 1997. This increase in cash consisted of cash provided by (used in) operating activities, investing activities and financing activities, of approximately $6,000, $(9,462,000), and $12,342,000. Cash provided from financing activities consisted of capital contributions from limited partners of approximately $14,383,000 less offering expenses of approximately $2,041,000. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships and payment of capitalized acquisitions costs of approximately $8,542,000 and $920,000, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of September 30, 1997 and December 31, 1996, the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $56,000 and $291,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $61,000 and $21,000, respectively, advances to pay front-end fees and operating expenses of approximately $(42,000) and $221,000, respectively, accrued asset management fees of approximately $37,000 and $23,000, respectively, and due from an affiliate of the general partner of approximately $0 and $26,000, respectively.

As of September 30, 1997 the Partnership has received and accepted subscriptions funds in the amount of $21,920,450, of which $193,000 currently is represented by Promissory Notes. As of November 1,1997, as of September 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $10,856,000, $10,492,000 and $1,823,000, respectively, and had commitments for additional capital contributions of approximately $3,181,000, $3,534,000 and $4,568,000 respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of November 1, 1997, as of September 30, 1997 and as of December 31, 1996, of approximately $0, $0 and $126,000, respectively. Of the amount outstanding as of December 31, 1996, approximately $100,000 and $26,000 was loaned to OGALLALLA and D. HILLTOP, respectively, and was applied to the Partnership's purchase price upon acquisition of those Local Limited Partnership Interests in January 1997 and April 1997, respectively.

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

The Partnership will establish working capital reserves of approximately 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

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


Results of Operations
---------------------

As of December 31, 1996 and September 30, 1997 the Partnership had acquired three and eleven Local Limited Partnership Interests, respectively. Each of the eleven Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1997, seven of the Apartment Complexes in the Partnership had commenced operations for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1996 and September 30, 1997 reflected in Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $53,000 for the nine months ended September 30, 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


Amendment No. 1 to current report on Form 8-K dated May 15, 1997 was filed during the quarter ended September, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by Article 11 of Regulation S-X were provided by the current report.

Amendment No. 2 to current report on Form 8-K dated May 15, 1997 was filed during the quarter ended September, 1997. The current report set forth information pertaining to the acquisition by the Series 4 of one Limited Partnership interests under Item 2 thereof and proforma financial information required by Article 11 of Regulation S-X were provided by the current report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V - Series 4

By:      WNC & Associates, Inc.             General Partner



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 11, 1997



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 11, 1997