Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1998-04-23
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x



                       DOCUMENTS INCORPORATED BY REFERENCE

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

The Partnership conducted its public offering ("Offering") from July 1,1996 to July 11, 1997. 25,000 units of limited partnership interests ("Units"), at a price of $1,000 per Unit were offered. Since inception a total of 22,000 Units representing approximately $21,915,000 were sold throughout the offering of which $175,000 currently is represented by Promissory Notes. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in local limited partnerships ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

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

As of December 31, 1997, the Partnership has invested in 11 Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

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

As of December 31, 1997, eight of the Apartment Complexes acquired by the Partnership were completed and in operation. Two of the Apartment Complexes are still under construction. One apartment complex (Ogallala) has not started construction. The Apartment Complexes were developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership and WNC Housing Tax Credit Fund V, L.P., Series 3 ("Series 3") each acquired equal limited partnership interests in Blessed Rock. (The General Partner of the Partnership is also the general partner of Series
3). The Partnership became the principal limited partner in the remaining Local Limited Partnerships pursuant to arm's-length negotiations with the Local
General Partner. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which Series 4 was a limited partner as of December 31, 1997.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1997

                                                                     Percentage
                                      Total        Units       Units   of Units
Name & Location                       Units    Completed    Occupied   Occupied
---------------                       -----    ---------    --------   --------

Ashford Place LP                        100          100          18        18%
Belene Vista Associtates                 57           57          57        100
Blessed Rock of El Monte                137          137         136        99%
Crescent City Apartments                 55           55          42        76%
 Crescent City, California
D. Hilltop Apt Ltd, Palastine TX         24           24          23        98%
Greyhound Assoc I, Windsor MO            24           24           0         0%
Lamar Plaza, Lamar MO                    28           28           8        29%
Mesa Verde, Los Alamos, NM              142            0           0         0%
Mountain Vista Los Alamos, NM            96           96          92        96%
Ogallalla Apt I L.P. Ogallalla, NE       98            0           0         0%
Woodland Townhomes, LP Mairon, AL        42           42          22        52%
                                         --           --          --        ---
Total                                   803          563         398        71%
                                        ===          ===         ===

         Series 4 has acquired a Local Limited Partnership Interest in Ashford Place, L.P., an Oklahoma limited partnership ("ASHFORD PLACE"); Crescent City Apartments, a California limited partnership ("CRESCENT CITY"); Lamar Plaza, L.P., a Missouri limited partnership ("LAMAR"); Mesa Verde Apartments, Limited Partnership, a New Mexico limited partnership ("MESA VERDE"); Ogallalla Apartments I, L.P., a Nebraska limited partnership ("OGALLALLA"); and Woodland Townhomes, L.P., an Alabama limited partnership ("WOODLAND TOWNHOMES"); and has acquired one-half of the Local Limited Partnership Interest in Blessed Rock of El Monte, a California limited partnership ("BLESSED ROCK"). WNC Housing Tax Credit Fund V, L.P., Series 3 ("Series 3") has acquired the other one-half of the Local Limited Partnership Interest in BLESSED ROCK. Series 4 expects to become a limited partner in Belen Vista, L.P., a New Mexico limited partnership ("BELEN VISTA"); Greyhound Associates I, L.P., a Missouri limited partnership ("GREYHOUND"), Hilltop, L.P., a Texas limited partnership ("HILLTOP"); and Mountain Vista Associates, L.P., a New Mexico limited partnership ("MOUNTAIN VISTA").

         ASHFORD PLACE owns the Ashford Place Apartments in Shawnee, Oklahoma; BELEN VISTA owns the Belen Vista Apartments in Belen, New Mexico; BLESSED ROCK owns the Blessed Rock of El Monte Apartments in El Monte, California; CRESCENT CITY owns The Surf Apartments in Crescent City, California; GREYHOUND owns the Greyhound Apartments in Winsor, Missouri, HILLTOP owns the Hilltop Apartments in Palestine, Texas; LAMAR owns the Lamar Plaza Apartments in Lamar, Missouri; MESA VERDE owns the Mesa Verde Apartments in Roswell, New Mexico; MOUNTAIN VISTA owns the Mountain Vista Apartments in Los Alamos, New Mexico; OGALLALLA owns the Ogallalla Apartments in Ogallalla, Nebraska; and WOODLAND TOWNHOMES owns the Woodland Townhomes in Marion, Alabama.


         The following tables contain information concerning the Apartment Complexes and the Local Limited Partnerships identified herein:


----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
                                           ESTIMATED                                           LOCAL LIMITED
LOCAL                        ACTUAL OR     DEVELOP-                              PERMANTEN     PARTNERSHIP'S
LIMITED     PROJECT          ESTIMATED     MENT COST    NUMBER OF     BASIC      LOAN          AGGREGATE
PARTNERSHIP NAME/NUMBER      COMPLETION    (INCLUDING   APARTMENT     MONTHLY    PRINCIPAL     TAX CREDIT
            OF BUILDINGS     DATE          LAND COST)   UNITS         RENTS      AMOUNT              (1)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
ASHFORD     Ashford  Place   December      $4,748,683   32 1BR        $360       $2,187,000    $3,901,370
PLACE       Apartments       1997                       60 2BR        $438       Greystone
                                                         8 3BR        $506       & Co. (2)
            7  buildings

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
BELEN       Belen Vista      August        $1,998,882   30 1BR        $470       $1,546,000    $896,740
VISTA       Apartments       1997                       26 2BR        $509       RECDS (5)

            15 buildings
            (3) (4)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------ ---------------
BLESSED     Blessed          August        $9,867,800   36 1BR        $402       $2,600,000      $9,147,920
ROCK        Rock of El       1997                        1 2BR        $0 (mgr    FENB (7)
            Monte                                                         unit)
            Apartments                                                            $275,000
                                                                                 EMCRA
            14 buildings                                                          (8)
            (6)
                                                                                 $650,000
                                                                                 DCF (9)
----------  ---------------  ------------  -----------  ------------  ---------  ------------

                                        4


----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
                                           ESTIMATED                                           LOCAL LIMITED
LOCAL                        ACTUAL OR     DEVELOP-                              PERMANENT     PARTNERSHIP'S
LIMITED     PROJECT          ESTIMATED     MENT COST    NUMBER OF     BASIC      LOAN          AGGREGATE
PARTNERSHIP NAME/NUMBER      COMPLETION    (INCLUDING   APARTMENT     MONTHLY    PRINCIPAL     TAX CREDIT
            OF BUILDINGS     DATE          LAND COST)   UNITS         RENTS      AMOUNT              (1)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------ ---------------
CRESCENT    The Surf         October       $3,251,878   18 Studio     $266       $1,960,000    $2,220,520
CITY        Apartments       1995                       37 1BR        $300       CDHCD (10)

            1  building
            (3) ( 6)
----------  ---------------  ------------  -----------  ------------  ---------  ------------ ---------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
GYEYHOUND   Greyhound        March         $1,382,000   16 2BR        $270       $643,000      $1,127,500
            Apartments       1998                        8 3BR        $305       MHDC (19)

            3 buildings
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
HILLTOP     Hilltop          December      $596,919      8 1BR        $262        $371,450     $221,880
            Apartments       1996                       16 2BR        $320        RECDS (5)

            4 buildings
            (3)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
LAMAR       Lamar Plaza      June          $1,679,720   24 2BR        $285       $888,400      $1,343,440
            Apartments       1997                        4 3BR        $320       MHDC          (federal)
                                                                                 (11)          $53,738
            7 buildings                                                                        (Missouri)

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
MESA        Mesa Verde       December      $6,840,387   11 1BR        $256       $2,280,000   $6,427,180
VERDE       Apartments       1997                       45 1BR        $314       Bank of
                                                         6 2BR        $305       America
            18 buildings                                23 2BR        $374       (12)
                                                        11 3BR        $351       $277,904
                                                        46 4BR        $431       HOME (13)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
MOUNTAIN    Mountain         July          $1,960,261   16 1BR        $317       $1,450,000    $884,480
VISTA       Vista            1997                       36 2BR        $374       U.S.  Dept.
            Apartments                                                           of
                                                                                 Agriculture
            7 buildings                                                          (FmHA)
            (3)                                                                  (14)

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
OGALLALLA   Ogallalla        September     $1,029,400   10 2BR        $310       $400,000      $723,170
            Apartments       1997                        6 3BR        $390       FNBO (15)

            8 buildings
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
WOODLAND    Woodland         September     $2,616,040   32 1BR        $178       $51,500       $2,230,740
TOWNHOMES   Townhomes        1997                       10 2BR        $212       Regions
                                                                                 Bank (16)
            6 buildings
                                                                                 $1,245,000
                                                                                 HOME (17)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------

                                       5

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

(2) Greystone & Co. will provide the mortgage loan for a term of 18 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly based on a 30-year amortization schedule. Outstanding principal will be due on maturity.

(3) Rehabilitation property.

(4) Property designed for both families and senior citizens.

(5) RECDS provides mortgage loans under the RECDS Section 515 Mortgage Loan Program. Each of these mortgage loans will be a 50-year loan and will bear annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(6) Property designed for senior citizens.

(7) Far East National Bank ("FENB") will provide the first mortgage loan for a term of 30 years at an annual interest rate of 8.5%. Principal and interest will be payable monthly, based on a 20-year amortization schedule. Outstanding principal will be due on maturity.

(8) El Monte Community Redevelopment Agency ("EMCRA") will provide the second mortgage loan for a term of 15 years at an annual interest rate of 4%. The loan will be repayable based on residual receipts.

(9) Deferred City Fees ("DCF") will provide the third mortgage loan for a term of 30 years at an annual interest rate of 1%. The loan will be repayable based on residual receipts.

(10) California Department of Housing and Community Development ("CDHCD") will provide the mortgage loan for a term of 50 years at an annual interest rate of 3%. Principal and interest will be payable annually based on a 50-year amortization schedule.

(11) Missouri Housing Development Commission ("MHDC") will provide the mortgage loan for a term of 40 years at an annual interest rate of 1%. Principal and interest will be payable monthly based on a 40-year amortization schedule.

(12) Bank of America will provide the first mortgage loan for a term of 15 years at an annual interest rate equal to the 15-year Treasury Bond yield plus 225 basis points. Principal and interest will be payable monthly based on a 30-year amortization schedule. Outstanding principal will be due on maturity.

(13) HOME will provide the second mortgage loan for a term of 30 years at an annual interest rate of 7.13%. Principal and interest will be payable monthly based on a 30-year amortization schedule.

(14) U.S. Department of Agriculture (FmHA) will provide the mortgage loan for a term of 50 years at an annual interest rate of 7.25%. Principal and interest will be payable monthly based on a 50-year amortization schedule.

(15) First National Bank of Omaha ("FNBO") will provide the mortgage loan for a term of 15 years at an annual interest rate of 9%. Principal and interest will be payable monthly based on a 25-year amortization schedule. Outstanding principal will be due on maturity.

(16) Regions Bank will provide the first mortgage loan for a term of 20 years at an annual interest rate of 9.5%. Principal and interest will be payable monthly based on a 20-year amortization schedule.

(17) HOME will provide the second mortgage loan for a term of 30 years at an annual interest rate of 0.5%. Principal and interest will be payable monthly based on a 30-year amortization schedule.

(18) Missouri Housing Development Commission ("MHDC") will provide the mortgage loan for a term of 40 years at an annual interest rate of 1%. Principal and interest will be payable monthly based on a 40-year amortization schedule.

          The following is a discussion of the approximate population and general location of, and the employers in, the communities in which the Apartment Complexes are located:

          Shawnee (ASHFORD PLACE): Shawnee (population 26,800) is in central Oklahoma near the intersection of Interstate Highway 40 and U.S. Highway 177 approximately 35 miles east of Oklahoma City. The major employers for Shawnee residents are TDK Ferrites (ceramic magnets), Mobil Chemical, Wolverine Tube (copper tubing) and Shawnee Regional Hospital.

          Belen (BELEN VISTA): Belen (population 7,700) is in west-central New Mexico, approximately 20 miles south of Albuquerque, the state's capital, on Interstate Highway 25. The major employers for Belen residents are Los Lunas Hospital and Training School, Belen Consolidated School District and the Atchison, Topeka and Santa Fe Railroad.

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

          Windsor (GREYHOUND): Windsor (population 3,100) is in Henry County, in west-central Missouri, approximately 80 miles southeast of Kansas City, on State Highway 52. The major employers for residents of Henry County are U.S. Safety (Parmelee) (personal safety products), Windsor schools, and Royal Oaks Hospital.

          Palestine (HILLTOP): Palestine (population 18,100) is in eastern Texas at the intersection of U.S. Highways 287, 79 and 84, approximately 100 miles southeast of Dallas. The major employers for Palestine residents are Texas Department of Corrections, Memorial Hospital, and Murray Corp. (air conditioning compressors).

          Lamar (LAMAR): Lamar (population 4,500) is in southwestern Missouri on U.S. Highway 160 near the intersection of U.S. Highway 71, approximately 51 miles northwest of Springfield. The major employers for Lamar residents are O'Sullivan Furniture, Thorco Display Metal Racks and Barton County Hospital.

          Roswell (MESA VERDE): Roswell (population 48,700) is in southeast New Mexico at the intersection of U.S. Highways 380 and 285, approximately 175 miles southeast of Albuquerque. The major employers for Roswell residents are Roswell Independent School District, Eastern New Mexico Medical Center and Levi Strauss.

          Los Alamos (MOUNTAIN VISTA): Los Alamos (population 12,000) is in north-central New Mexico on State Route 4 approximately 16 miles northwest of Santa Fe. The major employers for Los Alamos residents are the U.S.
Department of Energy and the Los Alamos National Laboratory.

          Ogallalla (OGALLALLA): Ogallalla (population 5,000) is the county seat of Keith County, in the western part of Nebraska, near the intersection of Interstate Highway 80, U.S. Highway 30 and State Highway 61, approximately 110 miles south of Rapid City, South Dakota. Lake McConaughy, which is the largest lake in Nebraska, is five miles north of Ogallalla, and plays a role in the area economy by generating tourism. The major employers for Ogallalla residents are American Shizuki (capacitors), Ogallalla Electronics Mfg. Co. (electronic and magnetic components) and U.S. Aprons (aprons, dog beds, decoy bags).

          Marion (WOODLAND TOWNHOMES): Marion (population 4,400) is in central Alabama, approximately 91 miles northwest of Montgomery on State Route 5. The major employers for Portage residents are the Perry County Board of Education, C-T South (iron casting), Niemands Industries (packaging and filling) and Griffin Wood (lumber).


---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
                                             LOCAL         SHARING RATIOS   SHARING         SERIES 4'S
LOCAL            LOCAL                       GENERAL       CASH-FLOW        RATIOS:         CAPITAL
LIMITED          GENERAL        PROPERTY     PARTNER'      (3)              ALLOCATIONS     CONTRIBUTION
PARTNERSHIP      PARTNERS       MANAGER      DEVELOPMENT                    (4)             (6)
                                             FEE                            AND SALE OR
                                                                            REFINANCING
                                                                            PROCEEDS (5)

---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
ASHFORD PLACE    The Cowen      Insignia     $591,714      WNC: 15% but     98.99/.01/1     $2,317,180
                 Group,         Management                 no less than     50/50
                 L.L.C. (7)     Group (8)                  $2,500 per year
                                                           LGP: 67% of
                                                           the balance
                                                           The balance:
                                                           WNC: 25%
                                                           LGP: 75%

---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
BELEN VISTA      Monarch        Monarch      $205,101      WNC: 33% but     99/1            $488,274
                 Properties,    Properties,                no less than     50/50
                 Inc.  (9)      Inc. (9)                   $1,944 per
                                                           year; maximum
                                                           46%
                                                           LGP: The
                                                           balance

---------------- -------------- ------------ ------------- ---------------- --------------- -------------------
BLESSED          Everland,      Professional $1,061,100    WNC: Greater     98.99/.01/1     $2,581,086
ROCK             Inc. (10)      Apartment                  of 30% or        50/50           (12)
                                Management                 $12,000 LGP:
                                Inc. (11)                  40% of the
                                                           balance
                                                           The balance:
                                                           50/50
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
CRESCENT CITY    Crescent       Crescent     $311,546      WNC: Greater     99/1            $1,191,878
                 City Surf,     City                       of 15% or        50/50
                 Inc. (14)      Surf,                      $800 LGP:  40%
                                Inc. (14)                  of the balance
                                                           The balance:
                                                           50/50
---------------- -------------- ------------ ------------- ----------------

---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
                                             LOCAL         SHARING RATIOS   SHARING         SERIES 4'S
LOCAL            LOCAL                       GENERAL       CASH-FLOW        RATIOS:         CAPITAL
LIMITED          GENERAL        PROPERTY     PARTNER'      (3)              ALLOCATIONS     CONTRIBUTION
PARTNERSHIP      PARTNERS       MANAGER      DEVELOPMENT                    (4)             (6)
                                             FEE                            AND SALE OR
                                                                            REFINANCING
                                                                            PROCEEDS (5)
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
GREYHOUND        WMC            WMC          $198,834      WNC: 15% but     99/1 (27)       $641,829
                 Community      Community                  no less than     50/.1/49.9
                 Development    Development                $1,500 per year  (28)
                 Corporation    Corporation                LGP: 40% of
                 (26)                                      the balance
                                Lockwood                   The balance:
                                Realty,                    WNC: 50%
                                 Inc (27)                  LGP: 50%
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
HILLTOP          Donald W.      Wilmic       $72,330       WNC: 1/3         99/1            $120,814
                 Sowell         Ventures,                  LGP: 2/3         5050
                 15)            Inc. (16)

--------------- -------------- ------------ ------------- ---------------- --------------- ----------------
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
LAMAR           MBL            The Remus    $146,700      WNC: 15% but     (19)            $797,842
                Development,   Company                    no less than
                Co.            (18)                       $850 per year
                (17)                                      LGP: 40% of
                                                          the balance
                                                          The balance:
                                                          WNC: 50%
                                                          LGP: 50%
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
MESA VERDE      Trianon-Mesa   Trianon      $735,611      WNC: 15% but     99/1            $3,940,587
                Verde,         Development                no less than     50/50
                L.L.C. (20)    Corporation                $5,000 per
                                (20)                      year
                                                          LGP: $5,000
                                                          plus 40% of
                                                          the balance
                                                          The balance:
                                                          WNC: 50%
                                                          LGP: 50%
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
MOUNTAIN VISTA  Monarch        Monarch      $202,500      WNC: 33% but     99/1            $481,602
                Properties,    Properties,                no less than     50/50
                Inc. (9)       Inc. (9)                   $2,015 per
                                                          year
                Low Income                                LGP: The
                Housing                                   balance
                Foundation
                of New
                Mexico
                (21)
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------


---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
                                             LOCAL         SHARING RATIOS   SHARING         SERIES 4'S
LOCAL            LOCAL                       GENERAL       CASH-FLOW        RATIOS:         CAPITAL
LIMITED          GENERAL        PROPERTY     PARTNER'      (3)              ALLOCATIONS     CONTRIBUTION
PARTNERSHIP      PARTNERS       MANAGER      DEVELOPMENT                    (4)             (6)
                                             FEE                            AND SALE OR
                                                                            REFINANCING
                                                                            PROCEEDS (5)
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
OGALLALLA       Most           Retro        $125,550      WNC: Greater     98.99/.01/1     $400,905
                Worshipful     Management                 of    15%   or   50/50
                Prince         Group,                     $500 LGP:  40%
                Hall           Inc. (23)                  of the balance
                Grand                                     The balance:
                Lodge   (22)                              50/50
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
WOODLAND        Alabama        Charter      $267,400      WNC: 30% but     98.99/.01/1     $1,347,008
TOWNHOMES       Council on     Property                   no less than     50/50
                Human          Management                 $1,200 per
                Relations,     Co., Inc.                  year
                Housing Corp.  (25)                       LGP: 40% of
                (24)                                      the balance
                                                          The balance:
                                                          WNC: 15%
                                                          LGP: 85%
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------

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

(2) Each Local Limited Partnership will pay its Local General Partner(s) or an Affiliate of its Local General Partner(s) a development fee in the amount set forth, for services incident to the development and construction of the Apartment Complex, which services include: negotiating the financing commitments for the Apartment Complex; securing necessary approvals and permits for the development and construction of the Apartment Complex; and obtaining allocations of Low Income Housing Credits. This payment will be made in installments after receipt of each installment of the capital contributions made by Series 4 (and Series 3 in the case of BLESSED ROCK).

(3) Reflects the amount of the net cash flow from operations, if any, to be distributed to Series 4 (and Series 3 in the case of BLESSED ROCK) ("WNC") and the Local General Partner(s) ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid to WNC are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(4) Subject to certain special allocations, reflects the respective percentage interests in profits, losses and Low Income Housing Credits of (i) in the case of ASHFORD PLACE, BLESSED ROCK, OGALLALLA and WOODLAND TOWNHOMES (a) Series 4 (and Series 3 in the case of BLESSED ROCK), (b) WNC Housing, L.P., an Affiliate of the Sponsor which is the special limited partner, and (c) the Local General Partner; and (ii) in the case of BELEN VISTA, CRESCENT CITY, HILLTOP, MESA VERDE and MOUNTAIN VISTA (a) Series 4, and (b) the Local General Partner(s). For a discussion of LAMAR, see note 19.

(5) Reflects the respective percentage interests of (i) Series 4 (and Series 3 in the case of BLESSED ROCK) and (ii) the Local General Partner(s), in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth: the capital contributions (the tax liability in the case of ASHFORD PLACE) of Series 4 (and Series 3 in the case of BLESSED ROCK); the capital contribution of the special limited partner (if any); and the capital contribution (the tax liability in the case of ASHFORD PLACE) of the Local General Partner(s).

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

(9) Monarch Properties, Inc. is a Texas corporation which is involved with the management of conventionally-financed and government-assisted multi-family apartment communities. Monarch Properties, Inc. has more than 20 years' experience in affordable housing property management. It manages in excess of 4,300 properties of which 92% are affordable housing units. The corporation has represented to Series 4 that, as of October 31, 1996, its net worth was in excess of $2,500,000.

(10) Everland, Inc. is a California corporation which was formed in 1986. It has acted as developer of projects in El Monte and Rosemead, California. The corporation's president, Tom Y. Lee, is a Certified Public Accountant and one of the founding organizers and directors of First Continental Bank in Rosemead. Everland, Inc. has represented that, as of June 30, 1996, its total equity was approximately ($382,000); however, construction and operating deficit guarantees will be provided by Tom Y. Lee. Mr. Lee, age 47, has represented to Series 4 that, as of December 31, 1995, he had a net worth in excess of $3,500,000.

(11) Professional Apartment Management, Inc. is a California-licensed real estate broker which provides full property management services for more than 100 facilities, consisting of more than 5,000 units, and having a combined value of more than $200 million. The company has been managing affordable housing for 26 years, and currently manages approximately 500 Tax Credit units.

(12)      Series 3 will make a capital contribution in the same amount.

(13) Series 3 will pay an acquisition fee to the Fund Manager in the same amount.

(14) Crescent City Surf, Inc. is a California corporation which was formed in 1993. William L. Kjelland is the president of the corporation. He has been involved in the development and management of five other subsidized properties in California. The corporation has represented to Series 4 that its net worth is negligible. Construction and operating deficit guarantees will be provided by Mr. Kjelland. Mr. Kjelland, age 86, has represented to Series 4 that, as of May 1, 1996, he had a net worth in excess of $1,000,000.

(15) Donald W. Sowell has been a principal and chief executive officer of D.W. &
S. Construction Inc. since 1985. The corporation was formed for the purpose of providing construction and construction-related services to the multi-family, single-family and commercial-use markets. D.W. & S. Construction, Inc. has completed more than $12,000,000 in multi-family, light commercial and residential construction. Since 1979 Mr. Sowell has been a principal and chief executive officer of Don Sowell Development, Inc., a property development company which has developed $19,000,000 of real estate in Texas and Mississippi. Mr. Sowell, age 58, has represented to Series 4 that, as of June 30, 1996, he had a net worth in excess of $3,100,000.

(16) Wilmic Ventures, Inc. is a Texas corporation which was incorporated in 1984. The corporation is comprised of Wilmic Property Management and Wilmic Laundries, two separate divisions. Donald W. Sowell is a principal and chief executive officer of Wilmic Ventures, Inc. Wilmic Property Management began operating in 1979 and manages more than 1,200 apartment units, 386 of which are Tax Credit units.

(17) D. Kim Lingle is the president of MBL Development Co., which has the primary goal of developing and constructing affordable housing. Ted Scwermer is vice president of MBL Development Co., and is also the uncle of Mr. Lingle. Mr. Lingle and Mr. Scwermer have a background in banking and development. MBL Development Co. has represented to Series 4 that, as of June 30, 1996, its total shareholder's equity was in excess of $400,000.

(18) The Remus Company is owned by William F. Gillen, who has 26 years' experience in multi-family and commercial property management. Prior to forming The Remus Company, Mr. Gillen was vice president of administration and operations of Midland Property Management, Inc., a Kansas City-based real estate development and property management firm, where he was employed for 14 years. The Remus Company currently manages seven apartment complexes including three government-subsidized properties.

(19) Subject to certain special allocations, Federal Tax Credits, losses and income are allocated 98.98% to Series 4, .01% to WNC Housing, L.P., the special limited partner, .01% to D. Kim Lingle, the original limited partner, and 1% to the Local General Partner. This property also has Missouri Tax Credits which are allocated solely to the original limited partner. Net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations, and the capital contributions of Series 4, the special limited partner, the Local General Partner and the original limited partner, are distributable 50% to Series 4 and 50% to the Local General Partner.

(20) Trianon-Mesa Verde, L.L.C., is a New Mexico limited liability company recently formed by Trianon Development Corporation, a California corporation, and Foundation For Social Resources, Inc., a Delaware non-profit corporation, to serve as the Local General Partner. Trianon Development Corporation was formed in 1986 by Lester G. Day. Mr. Day, who is currently the corporation's chairman, has 40 years' experience in property development and management. Trianon Development Corporation currently manages 72 affordable housing projects consisting of approximately 6,500 units. The Local General Partner has represented to Series 4 that its net worth is nominal. Construction, operating deficit and Tax Credit guarantees will be provided by Lester Day. Mr. Day, age 70, has represented to Series 4 that, as of December 31, 1996, he had a net worth in excess of $3,000,000.

(21) Low Income Housing Foundation of New Mexico is a newly-formed non-profit organization whose primary goal is to develop affordable housing for low-income New Mexico residents. The organization has represented to Series 4 that, as of September 30, 1996, its net worth was approximately $19,000.

(22) Most Worshipful Prince Hall Grand Lodge ("MWPHGL") was formed 103 years ago, and was incorporated in 1982. One of its goals is to foster the development of safe, decent and affordable housing to individuals and families earning less than 60% of the median income of the area. The corporation has represented to Series 4 that, as of September 1, 1995, it had a net worth in excess of $3,000,000.

(23) Retro Management Group, Inc. was formed in 1993. The company currently manages more than 2,200 units of conventional and government-financed apartment projects in Oklahoma, Nebraska and Iowa. The company's principal, Douglas E. Hiner, has been involved in property management since 1974.

(24) Alabama Council on Human Relations, Housing Corp. was founded in 1954 as a forum for interracial communication throughout Alabama. It is now a private non-profit organization. The organization has represented that, as of February 29, 1996, its net assets were in excess of $600,000.

(25) Charter Properties Management Co., Inc. was incorporated in 1991. The company's emphasis is the professional management of affordable housing, particularly multi-family properties. Charter Properties Management Co., Inc. currently manages 28 properties (946 units).

(26) Lockwood Realty, Inc. ("Lockwood") is a Missouri corporation which was formed in 1979, originally under the name of SMR Realty, Inc. Lockwood has been involved in property management for 18 years. Currently, Lockwood manages more than 6,000 units in 258 projects.

(27) Subject to certain special allocations, the profits, losses and Low Income Housing Credits of GREYHOUND will be allocated 99% to Series 4 and 1% to the Local General Partner. The Local Limited Partnership will also generate Missouri low income housing tax credits which will be allocated entirely to Affordable Equity Partners, Inc., a Missouri corporation which is the special limited partner.

(28) Reflects the respective percentage interests of (a) Series 4, (b) Affordable Equity Partners, Inc., the special limited partner, and (c) the Local General Partner, in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth: the capital contribution of Series 4; and the capital contribution of the Local General Partner.

Item 2.  Properties


Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


 Item 3.  Legal Proceedings

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE


         PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1997, there were 1295 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners, who invested in the Partnership received Housing Tax Credits of $11 to $19 and $14 to $2 per Unit, depending on the month of investment, in 1997 and 1996, respectively.

Item 6.  Selected Financial Data

OMITTED


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

OMITTED

Item 8.  Financial Statements and Supplementary Data

OMITTED

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

Directors and Executive Officers of WNC & Associates, Inc.


The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates,

Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President - Acquisitions. He has 11 years'
experience  in  analysis  pertaining  to the  development  of  multi-family  and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation


(1)
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. Through December 31, 1996, the aggregate amount of acquisition fees paid was approximately $1,571,600.

(b) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. Asset management fee of $57,976 and $23,139 was incurred for the year ended December 31, 1997 and the period of July 1, 1996 through December 31, 1996, respectively of which $30,000 was paid in 1997.

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

(e) The General Partner was allocated Low Income Housing Credits of $3,587 and $659 in 1997 and 1996, respectively.


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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial statements.

OMITTED.  See Item 8.

Exhibits
(3.1): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the to Post Effective Amentment No. 6 dated March 25, 1997

(3.2) First Amendment to Agreement of Limited Partnership included as Exhibit B to the to Post Effective Amentment No. 6 dated March 25, 1997

Material Contracts

10.1 Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 10.1.

10.2  Agreement of Limited  Partnership  of Crescent  City  Apartments  filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 10.2.

10.3 Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.3

10.4  Amended  and  Restated  Agreement  of Limited  Partnership  of Lamar Plaza
Apartments, L. P. filed as exhibit 10.2 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Woodland , Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Ogallalla Apartments I Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated October 15, 1996 is herein incorporated by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated December 31, 1996 is herein incorporated by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of D. Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 14, 1997 is herein incorporated by reference as exhibit 10.8.

10.9  Amended  and  Restated  Agreement  of  Limited   Partnership  of  Broadway
Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated April 10, 1997 is herein incorporated by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Mountain Vista Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 15, 1997 is herein incorporated by reference as exhibit 10.10.

REPORTS ON 8-K.

No Forms 8-K Current Reports were filed in the quarter ended December 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:    WNC Tax Credit Partners, L.P.        General Partner

By:    WNC & Associates, Inc.       General Partner


By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 20, 1998

By:    /s/    Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul  Vice-President, Finance of WNC & Associates, Inc.

Date: April 20, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.


Date: April 20, 1998

By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Boar of WNC & Associates, Inc.

Date: April 20, 1998



By:    /s/    David N. Shafer
     -----------------------------------------------------
David N. Shafer            Director of WNC & Associates, Inc.

Date: April 20, 1998