Form 10-K/A
period 1997-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1998-10-30
CIK 943906

AMENDMENT NO. 1 TO FORM 10-K

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

           UNITS OF LIMITED PARTNERSHIP INTEREST

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

NONE
                                       1

Item 1.  Business

PART I.

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

The Partnership conducted its public offering ("Offering") from July 1,1996 to July 11, 1997. 25,000 units of limited partnership interests ("Units"), at a price of $1,000 per Unit were offered. Since inception a total of 22,000 Units representing approximately $21,915,000, net of discounts of $85,000, were sold throughout the offering of which $175,000 currently is represented by Promissory Notes. Holders of Units are referred to herein as "Limited Partners."

Description of Business
-----------------------

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

As of December 31, 1997, the Partnership has invested in 10 Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, nine of the Apartment Complexes acquired by the Partnership were completed and in operation. One of the Apartment Complexes is still under construction. The Apartment Complexes were developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership and WNC Housing Tax Credit Fund V, L.P., Series 3 ("Series 3") each acquired equal limited partnership interests in Blessed Rock. (The General Partner of the Partnership is also the general partner of Series 3). The Partnership became the principal limited partner in the remaining Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partner. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which Series 4 was a limited partner as of December 31, 1997.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1997

                                                                     Percentage
                                       Total         Units      Units  of Units
Name & Location                        Units     Completed   Occupied  Occupied

Ashford Place LP                         100        100        18         18%
Belen Vista Associates                    57         57        57        100%
Blessed Rock of El Monte                 137        137       136         99%

Crescent City Apartments                  55         55        42         76%
 Crescent City, California
D. Hilltop Apt Ltd, Palestine TX          24         24        23         98%

                                                                     Percentage
                                       Total         Units      Units  of Units
Name & Location                        Units     Completed   Occupied  Occupied

Greyhound Assoc I, Windsor MO             24         24         0          0%
Lamar Plaza, Lamar MO                     28         28         8         29%
Mesa Verde, Los Alamos, NM               142          0         0          0%
Mountain Vista Los Alamos, NM             96         96        92         96%
Woodland Townhomes, LP Mairon, AL         42         42        22         52%
                                          --         --        --         ---
Total                                    705        563       398         71%
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


         The following tables contain information concerning the Apartment Complexes and the Local Limited Partnerships identified herein:


----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
                                           ESTIMATED                                           LOCAL LIMITED
LOCAL                        ACTUAL OR     DEVELOP-                              PERMANENT     PARTNERSHIP'S
LIMITED     PROJECT          ESTIMATED     MENT COST    NUMBER OF     BASIC      LOAN          AGGREGATE
PARTNERSHIP NAME/NUMBER      COMPLETION    (INCLUDING   APARTMENT     MONTHLY    PRINCIPAL     TAX CREDIT
            OF BUILDINGS     DATE          LAND COST)   UNITS         RENTS      AMOUNT              (1)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
ASHFORD     Ashford  Place   December      $4,748,683   32  1BR       $360       $2,187,000    $3,901,370
PLACE       Apartments       1997                       units         $438       Greystone
                                                        60  2BR       $506       & Co. (2)
            7  buildings                                units
                                                        8 3BR units
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
BELEN       Belen Vista      August        $1,998,882   30 1BR        $470       $1,546,000    $896,740
VISTA       Apartments       1997                       26 2BR        $509       RECDS (5)

            15 buildings
            (3)(4)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
---------- ---------------- ------------- ------------ ------------- ---------- ------------- ---------------
BLESSED    Blessed          August         $9,867,800     36 1BR         $402   $2,600,000      $9,147,920
ROCK       Rock of El       1997                           units           $0     FENB  (7)
           Monte                                          1 2BR          (mgr
           Apartments                                      unit          unit)    $275,000
                                                                                  EMCRA (8)
           14 buildings
           (6)
                                                                                  $650,000
                                                                                   DCF  (9)
---------- ---------------- ------------- ------------ ------------- ---------- ------------- ---------------
---------- ---------------- ------------- ------------ ------------- ---------- ------------- ---------------

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
                                           ESTIMATED                                           LOCAL LIMITED
LOCAL                        ACTUAL OR     DEVELOP-                              PERMANENT     PARTNERSHIP'S
LIMITED     PROJECT          ESTIMATED     MENT COST    NUMBER OF     BASIC      LOAN          AGGREGATE
PARTNERSHIP NAME/NUMBER      COMPLETION    (INCLUDING   APARTMENT     MONTHLY    PRINCIPAL     TAX CREDIT
            OF BUILDINGS     DATE          LAND COST)   UNITS         RENTS      AMOUNT              (1)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
CRESCENT    The Surf        October        $3,251,878   18 Studio     $266      $1,960,000     $2,220,520
CITY        Apartments      1995                           units      $300      CDHCD (10)
                                                        37 1BR
            1  building                                    units
            (3) (6)
---------- ---------------- ------------- ------------ ------------- ---------- ------------- ---------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
GYEYHOUND   Greyhound        March         $1,382,000   16  2BR       $270       $643,000      $1,127,500
            Apartments       1998                         units       $305       MHDC (17)
                                                         8 3BR
            3 buildings                                   units
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
HILLTOP     Hilltop          December      $596,919      8 1BR        $262        $371,450     $221,880
            Apartments       1996                       16 2BR        $320        RECDS (5)

            4 buildings
            (3)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
LAMAR       Lamar Plaza      June          $1,679,720    24 2BR       $285       $888,400      $1,343,440
            Apartments       1997                         4 3BR       $320       MHDC          (federal)
                                                                                 (11)          $53,738
            7 buildings                                                                        (Missouri)

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
MESA        Mesa Verde       December      $6,840,387    11 1BR       $256       $2,280,000    $6,427,180
VERDE       Apartments       1997                        45 1BR       $314       Bank of
                                                          6 2BR       $305       America
            18 buildings                                 23 2BR       $374       (12)
                                                         11 3BR       $351       $277,904
                                                         46 4BR       $431        HOME (13)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
MOUNTAIN    Mountain         July          $1,960,261    16 1BR       $317       $1,450,000    $884,480
VISTA       Vista            1997                        36 2BR       $374       U.S.  Dept.
            Apartments                                                           of
                                                                                 Agriculture
            7 buildings                                                          (FmHA)
            (3)                                                                  (14)

----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------
WOODLAND    Woodland         September     $2,616,040    32 1BR       $178       $51,500       $2,230,740
TOWNHOMES   Townhomes        1997                        units        $212       Regions
                                                         10 2BR                  Bank (15)
            6 buildings                                  units
                                                                                 $1,245,000
                                                                                 HOME (16)
----------  ---------------  ------------  -----------  ------------  ---------  ------------  --------------


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

(15) Regions Bank will provide the first mortgage loan for a term of 20 years at an annual interest rate of 9.5%. Principal and interest will be payable monthly based on a 20-year amortization schedule.

(16) HOME will provide the second mortgage loan for a term of 30 years at an annual interest rate of 0.5%. Principal and interest will be payable monthly based on a 30-year amortization schedule.

(17) Missouri Housing Development Commission ("MHDC") will provide the mortgage loan for a term of 40 years at an annual interest rate of 1%. Principal and interest will be payable monthly based on a 40-year amortization schedule.

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

---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
                                             LOCAL         SHARING RATIOS   SHARING         SERIES 4'S
LOCAL            LOCAL                       GENERAL       CASH-FLOW        RATIOS:         CAPITAL
LIMITED          GENERAL        PROPERTY     PARTNER'      (3)              ALLOCATIONS     CONTRIBUTION
PARTNERSHIP      PARTNERS       MANAGER      DEVELOPMENT                    (4)             (6)
                                             FEE                            AND SALE OR
                                                                            REFINANCING
                                                                            PROCEEDS (5)
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
ASHFORD PLACE    The Cowen      Insignia     $591,714      WNC: 15% but     98.99/.01/1     $2,317,180
                 Group,         Management                 no less than     50/50
                 L.L.C. (7)     Group (8)                  $2,500 per year
                                                           LGP: 67% of
                                                           the balance
                                  The balance:
                                                           WNC: 25%
                                                           LGP: 75%
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
BELEN VISTA      Monarch        Monarch      $205,101      WNC: 33% but     99/1            $488,274
                 Properties,    Properties,                no less than     50/50
                 Inc.  (9)      Inc. (9)                   $1,944 per
                                                           year; maximum
                                                           46%
                                                           LGP: The
                                                           balance
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
BLESSED          Everland,      Professional $1,061,100    WNC: Greater     98.99/.01/1     $2,581,086
ROCK             Inc. (10)      Apartment                  of 30% or        50/50           (12)
                                Management                 $12,000
                                Inc. (11)                  LGP:  40% of
                                                           the balance
                                                           The balance:
                                                           50/50
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
CRESCENT CITY    Crescent       Crescent     $311,546      WNC: Greater     99/1            $1,191,878
                 City Surf,     City                       of 15% or        50/50
                 Inc. (14)      Surf,                      $800 LGP: 40%
                                Inc. (14)                  of the balance
                                                           The balance:
                                                           50/50
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
GREYHOUND        WMC            WMC          $198,834      WNC: 15% but     99/1 (25)       $641,829
                 Community      Community                  no less than     50/.1/49.9
                 Development    Development                $1,500 per year       (26)
                 Corporation    Corporation                LGP: 40% of
                 (25)                                      the balance
                                Lockwood                   The balance:
                                Realty,                    WNC: 50%
                                Inc (27)                   LGP: 50%
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
HILLTOP          Donald W.      Wilmic       $72,330       WNC: 1/3         99/1            $120,814
                 Sowell         Ventures,                  LGP: 2/3         5050
                 (15)           Inc. (16)
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
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
                (17)                                      LGP: 40% of
                                                          the balance
                                                          The balance:
                                                          WNC: 50%
                                                          LGP: 50%
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------



---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
                                             LOCAL         SHARING RATIOS   SHARING         SERIES 4'S
LOCAL            LOCAL                       GENERAL       CASH-FLOW        RATIOS:         CAPITAL
LIMITED          GENERAL        PROPERTY     PARTNER'      (3)              ALLOCATIONS     CONTRIBUTION
PARTNERSHIP      PARTNERS       MANAGER      DEVELOPMENT                    (4)             (6)
                                             FEE                            AND SALE OR
                                                                            REFINANCING
                                                                            PROCEEDS (5)
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
MESA VERDE      Trianon-Mesa   Trianon      $735,611      WNC: 15% but     99/1            $3,940,587
                Verde,         Development                no less than     50/50
                L.L.C. (20)    Corporation                $5,000 per
                               (20)                       year
                                                          LGP: $5,000
                                                          plus 40% of
                                                          the balance
                                                          The balance:
                                                          WNC: 50%
                                                          LGP: 50%
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
---------------- -------------- ------------ ------------- ---------------- --------------- ----------------
MOUNTAIN VISTA  Monarch        Monarch      $202,500      WNC: 33% but     99/1            $481,602
                Properties,    Properties,                no less than     50/50
                Inc. (9)       Inc. (9)                   $2,015 per
                                                          year
                Low Income                                LGP: The
                Housing                                   balance
                Foundation
                of New
                Mexico
                (21)
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------

WOODLAND        Alabama         Charter      $267,400      WNC: 30% but     98.99/.01/1     $1,347,008
TOWNHOMES       Council on      Property                   no less than     50/50
                Human           Management                 $1,200 per
                Relations,      Co., Inc.                  year
                Housing Corp.   (23)                       LGP: 40% of
                (22)                                       the balance
                                                           The balance:
                                                           WNC: 15%
                                                           LGP: 85%
--------------- -------------- ------------ ------------- ---------------- --------------- ------------------

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

(4) Subject to certain special allocations, reflects the respective percentage interests in profits, losses and Low Income Housing Credits of (i) in the case of ASHFORD PLACE, BLESSED ROCK, and WOODLAND TOWNHOMES (a) Series 4 (and Series 3 in the case of BLESSED ROCK), (b) WNC Housing, L.P., an Affiliate of the Sponsor which is the special limited partner, and (c) the Local General Partner; and (ii) in the case of BELEN VISTA, CRESCENT CITY, HILLTOP, MESA VERDE and MOUNTAIN VISTA (a) Series 4, and (b) the Local General Partner(s). For a discussion of LAMAR, see note 19.

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

(17) D. Kim Lingle is the president of MBL Development Co., which has the primary goal of developing and constructing affordable housing. Ted Scwermer is vice president of MBL Development Co., and is also the uncle of Mr. Lingle. Mr

Lingle and Mr. Scwermer have a background in banking and development. MBL Development Co. has represented to Series 4 that, as of June 30, 1996, its total shareholder's equity was in excess of $400,000.

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

(22) Alabama Council on Human Relations, Housing Corp. was founded in 1954 as a forum for interracial communication throughout Alabama. It is now a private non-profit organization. The organization has represented that, as of February 29, 1996, its net assets were in excess of $600,000.

(23) Charter Properties Management Co., Inc. was incorporated in 1991. The company's emphasis is the professional management of affordable housing, particularly multi-family properties. Charter Properties Management Co., Inc. currently manages 28 properties (946 units).

(24) Lockwood Realty, Inc. ("Lockwood") is a Missouri corporation which was formed in 1979, originally under the name of SMR Realty, Inc. Lockwood has been involved in property management for 18 years. Currently, Lockwood manages more than 6,000 units in 258 projects.

(25) Subject to certain special allocations, the profits, losses and Low Income Housing Credits of GREYHOUND will be allocated 99% to Series 4 and 1% to the Local General Partner. The Local Limited Partnership will also generate Missouri low income housing tax credits which will be allocated entirely to Affordable Equity Partners, Inc., a Missouri corporation which is the special limited partner.

(26) Reflects the respective percentage interests of (a) Series 4, (b) Affordable Equity Partners, Inc., the special limited partner, and (c) the Local General Partner, in any net cash proceeds from sale or refinancing of the


Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth: the capital contribution of Series 4; and the capital contribution of the Local General Partner.

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

(b) At December 31, 1997, there were 1,295 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners, who invested in the Partnership received Housing Tax Credits of $20 to $11 and $14 to $2 per Unit depending on the month of investment in 1997 and 1996, respectively.

Item 6.  Selected Financial Data


                                                                  July 1, 1996
                                                              (Date operations
                                       Year ended           commenced) through
                                    December 31, 1997         December 31,1996
                                    -----------------         ----------------

     Revenue                                 $225,609                  $15,529

     Partnership operating expenses
                                             (128,240)                 (33,034)

     Equity in loss of
     Local Limited Partnerships              (334,756)                 (29,329)
                                             --------                 --------

     Net loss                               $(237,387)                $(46,834)
                                           ==========                  =======

     Net loss per Limited
     Partnership Interest                     $(13.01)                $ (26.83)
                                           ==========                  =======

    Total assets                          $21,456,998              $11,609,334
                                           ==========               ==========

    Net investment in
    Local Limited Partnerships            $14,894,897               $6,700,570
                                           ==========                =========

    Capital contributions payable
    to Local Limited Partnerships          $2,880,839               $4,267,232
                                            =========                =========

    Accrued fees and expenses due
    to affiliates                             $52,203                 $291,396
                                               ======                  =======

    Tax credits per $1,000                 $11 to $20                $2 to $14
    invested                                =========                 ========





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------
 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $1,990,300 for the period ended December 31, 1997. This increase in cash was primarily provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the year ended December 31, 1996 of approximately $12,304,700 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $10,490,100 which consisted of capital contributions to Local Limited Partnerships, advances to affiliates, loans to Local Limited Partnerships and acquisition fees of approximately $8,910,200, $276,800, $174,800 and $1,047,300, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities and consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $3,916,700 for the period ended December 31, 1996. This increase in cash was primarily provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended December 31, 1996 of approximately $6,457,100 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $2,544,500 which consisted of capital contributions to Local Limited Partnerships, loans to Local Limited Partnerships and acquisition fees of approximately $1,822,900, $100,200 and $621,300, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1997 the Partnership is indebted to WNC & Associates, Inc. in the amount of approximately $52,200 as follows:

Advances made for acquisition costs, organizational, offering and selling expenses $1,100 Asset management fees $51,100

As of September 15, 1998 and December 31, 1997, the Partnership had received and accepted subscription funds in the amount of approximately $21,915,000 of which $0 and $175,000, respectively is represented by Limited Partner promissory notes. The following information pertains to the Partnership's investments in to Local Limited Partnerships:

                                          September 15, 1998  December 31, 1997
                                               Approximately      Approximately
                                               -------------      -------------
Capital contributions made to
   Local Limited Partnerships                    $12,620,000        $10,733,000
Commitments for additional Capital contri-
   butions made to Local Limited Partnerships     $2,009,000         $2,881,000
Loans outstanding to Local Limited Partnerships      $91,000           $301,000

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes, if ever.

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

Results of Operations
---------------------

 As discussed in Item 1 above, as of December 31, 1997, the Partnership had acquired ten Local Limited Partnership Interests. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Low Income Housing Credits. Nine of the ten Apartment Complexes are completed and in operation.

Consistent with The Partnership's investment objectives, each Local Limited Partnership is generating or is expected to generate Low Income Housing Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating or is expected to generate losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, the Partnership had losses of approximately $237,400 and $46,800 for the years ended December 31, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Management fees of approximately $58,000 and $23,100 were incurred for the periods ended December 31, 1997 and 1996, respectively. The Partnership paid the General Partner or its affiliates $30,000 of such fees in 1997. No asset management fees were paid in 1996.

 Amortization expense consist of the amortization over a period of 30 years of acquisition fees and other expenses attributable to the acquisition of Local Limited Partnership investments.

Other expenses consists of administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND, V, L.P., SERIES 4
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1997 and for the period July 1, 1996 (date operations commenced) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit a substantial portion of the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 4 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represents 69% and 58% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 4 at December 31, 1997 and 1996, respectively. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for this limited partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period July 1, 1996 (date operations commenced) to December 31, 1996 in conformity with generally accepted accounting principles.



                                                         /s/CORBIN & WERTZ
                                                         -----------------

                                                            CORBIN & WERTZ

Irvine, California
September 17, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996



                                             1997                    1996
                                       ---------------         ----------------

ASSETS

Cash and cash equivalents         $      5,906,978        $       3,916,658
Subscriptions receivable                         -                  861,250
Loans receivable                           301,226                  126,381
Due from affiliates                        276,775                        -
Investments in limited
 partnerships                           14,894,897                6,700,570
Interest receivable                         76,622                    4,475
Other assets                                   500                        -
                                   ---------------         ----------------

                                  $     21,456,998        $      11,609,334
                                   ===============         ================

LIABILITIES AND PARTNERS'
 EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships  $      2,880,839        $       4,267,232
Due to General Partner
 and affiliates                             52,203                  291,396
                                   ---------------         ----------------

         Total liabilities               2,933,042                4,558,628
                                   ---------------         ----------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                           (32,069)                 (11,401)
 Limited partners (25,000 units
 authorized; 22,000 and 8,413 units
 outstanding at December 31, 1997
 and 1996, respectively)                18,556,025                7,062,107
                                   ---------------         ----------------

    Total partners' equity              18,523,956                7,050,706
                                   ---------------         ----------------

                                  $     21,456,998        $      11,609,334
                                   ===============         ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996



                                           1997                   1996
                                   -------------------    --------------------


Interest income                 $        225,609       $           15,529
                                 ---------------         ----------------

Operating expenses:
   Amortization                           42,034                    2,851
   Management fees                        57,976                   23,139
   Other                                  28,230                    7,044
                                 ---------------         ----------------

  Total operating expenses               128,240                   33,034
                                 ---------------         ----------------

Income (loss) from operations             97,369                  (17,505)

Equity in losses from limited
  partnerships                          (334,756)                 (29,329)
                                ----------------         ----------------
Net loss                       $        (237,387)      $          (46,834)
                                ================         ================

Net loss allocated to:
   General partner             $          (2,374)      $             (468)
                                ================         ================
   Limited partners            $        (235,013)      $          (46,366)
                                ================         ================

Net loss per weighted
 limited partner units         $          (13.01)      $           (26.83)
                                ================         ================

Outstanding weighted limited
 partner units                            18,063                    1,728
                                ================         ================









                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996




                                           General     Limited
                                           Partner     Partners     Total
                                         ----------   ----------  ----------


Capital contributions                  $       100   $       900  $      1,000

Sale of limited partnership units,
 net of discount of $26,195                      -     8,386,805     8,386,805

Offering and selling expenses              (11,033)   (1,092,232)   (1,103,265)

Sale of limited partnership units
 issued for notes receivable                     -      (187,000)     (187,000)

Net loss                                      (468)      (46,366)      (46,834)
                                        ----------     ---------     ---------

Equity (deficit), December 31, 1996        (11,401)    7,062,107     7,050,706

Sale of limited partnership units,
 net of discount of $58,975                      -    13,528,025    13,528,025

Offering and selling expenses              (18,294)   (1,811,094)   (1,829,388)

Sale of limited partnership units
 issued for notes receivable                     -      (175,000)     (175,000)

Collection on notes receivable                   -       187,000       187,000

Net loss                                   (2,374)      (235,013)     (237,387)
                                       ----------      ---------     ---------
Equity (deficit),
   December 31, 1997             $        (32,069)  $ 18,556,025  $ 18,523,956
                                       ==========     ==========    ==========




                 See accompanying notes to financial statements
                                      FS-4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                                      1997               1996
                                                     ------             ------

Cash flows from operating activities:
 Net loss                                      $   (237,387)    $      (46,834)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Amortization                                       42,034              2,851
  Equity in loss of limited partnerships            334,756             29,329
  Management fees incurred                           27,976             23,139
  Change in interest receivable                     (72,147)            (4,475)
  Change in other assets                               (500)                 -
                                                -----------        -----------

 Net cash provided by operating activities           94,732              4,010
                                                -----------        -----------
Cash flows from investing activities:
   Investments in limited partnerships           (8,910,195)        (1,822,912)
   Due from affiliates                             (276,775)                 -
   Loans receivable                                (174,845)          (100,226)
   Acquisition fees                              (1,047,315)          (621,335)
                                                -----------        -----------

   Net cash used in investing activities        (10,409,130)        (2,544,473)
                                                 -----------       -----------

Cash flows from financing activities:
 Capital contributions from partners             14,401,275          7,339,555
 Offering expenses                               (1,829,388)          (882,434)
 Advances from general partner and affiliates      (267,169)                 -
                                                -----------        -----------

 Net cash provided by financing activities       12,304,718          6,457,121
                                                -----------        -----------

Net increase in cash and cash equivalents         1,990,320          3,916,658

Cash and cash equivalents, beginning of period    3,916,658                  -
                                                -----------        -----------

Cash and cash equivalents, end of period   $      5,906,978    $     3,916,658
                                                ===========        ===========




Continued . . . .

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996





                                               1997                   1996
                                            ---------              ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
   Cash paid during the period for:
       Interest                         $              -   $               -
                                         ===============    ================
       Income taxes                     $            800   $               -
                                         ===============    ================


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During the year and period ended December 31, 1997 and 1996, respectively, the Partnership incurred, but did not pay, $27,976 and $23,139 in management fees, respectively.

   During the period ended December 31, 1996, the Partnership incurred, but did not pay, $220,831 of payables to an affiliate for offering and acquisition expenses.

   During the period ended December 31, 1996, the Partnership incurred, but did not pay, $21,271 of payables to affiliates for acquisition fees.

   During the period ended December 31, 1996, the Partnership incurred, but did not pay, $4,267,232 of payables to limited partnerships in connection with its investments in limited partnerships.

   As of December 31, 1996, $861,250 of capital contributions were recorded as subscriptions receivable.

   During the period ended December 31, 1996, the Partnership incurred, but did not pay, $26,155 in payables to an affiliate for a property deposit.








                 See accompanying notes to financial statements
                                      FS-6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

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

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit (the "Units"). The offering of Units concluded in July 1997 at which time 22,000 Units in the amount of $21,914,830, net of $85,170 of discounts for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents totaled approximately $5,651,000 at December 31, 1997 and represented investments in U.S. Treasury Bills. There were no cash equivalents at December 31, 1996.

Concentration of Credit Risk
----------------------------

At December 31, 1997 and 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, dealer-management fees, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Through December 31, 1997, the Partnership incurred offering expenses and selling expenses of $1,348,208 and $1,584,445, respectively (see Note 4).

Use of Estimates
----------------

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.75% at December 31, 1997). Loans receivable with a balance of $301,226 at December 31, 1997, were collectible from three limited partnerships, one of which was acquired during 1998 (see Note 8).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997, the Partnership had acquired limited partnership interests in ten limited partnerships, each of which owns one apartment complex. As of December 31, 1997, construction of one of the apartment complexes had been partially completed and the other nine had begun operations. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require the approval of the Partnership. The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership investments in the limited partnerships as shown in the accompanying balance sheets as of December 31, 1997 and 1996 are approximately $4,273,000 and $4,908,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years (see Note 4) and certain capital contributions accrued but not paid (see Note 5).

Following is a summary of the equity method activity of the investments in limited partnerships for the year ended December 31, 1997 and for the period ended December 31, 1996:

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                                    1997                 1996
                                                 ---------            ---------

Investments per balance sheet,
beginning of period                      $      6,700,570     $             -

Capital contributions to limited
partnerships                                    6,194,337            1,822,912

Capital contributions payable to
limited partnerships                            1,329,465            4,267,232

Capitalized acquisition fees and costs          1,047,315              642,606

Amortization of acquisition fees and costs        (42,034)              (2,851)

Equity in losses of limited partnerships         (334,756)             (29,329)
                                          ---------------     ----------------

Investments per balance sheet,
end of period                            $     14,894,897     $      6,700,570
                                          ===============     ================

The financial information from the individual financial statements of the limited partnerships includes rental and interest subsidies. Rental subsidies are generally included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31, 1997 and 1996 and for the year and period then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS


                                                1997                 1996
                                             ---------             --------

ASSETS

Land                                      $      2,262,000   $       1,515,000
Construction in progress                           545,000           1,759,000
Buildings, net of accumulated
 depreciation of $409,000 and $62,000
 in 1997 and 1996, respectively                 28,089,000           2,564,000
Due from related parties                            36,000             256,000
Other assets                                     2,211,000             742,000
                                           ---------------    ----------------

                                          $     33,143,000   $       6,836,000
                                           ===============    ================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                  COMBINED CONDENSED BALANCE SHEETS - CONTINUED

                                                   1997               1996
                                                ---------           --------

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Construction and mortgage loans payable        $ 17,372,000        $ 3,017,000
Other liabilities (including due to
related parties of $2,238,000 and
 $274,000 in 1997 and 1996, respectively)         2,476,000            419,000
                                              -------------       ------------
         Total liabilities                       19,848,000          3,436,000
                                              -------------       ------------
Partners' equity:
   WNC Housing Tax Credit Fund V, L.P.
       Series 4                                  10,622,000          1,793,000
   WNC Housing Tax Credit Fund V, L.P.
       Series 3                                   2,021,000          1,291,000
   Other partners                                   652,000            316,000
                                              -------------       ------------
         Total partners' equity                  13,295,000          3,400,000
                                              -------------       ------------

                                               $ 33,143,000        $ 6,836,000
                                              =============       ============


                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                 1997                   1996
                                              ---------               --------

Total revenue                             $        944,000    $        62,000
                                           ---------------       ------------

Expenses:
   Operating expenses                              667,000             36,000
   Interest expense                                333,000             19,000
   Depreciation                                    347,000             34,000
                                           ---------------       ------------

         Total expenses                          1,347,000             89,000
                                           ---------------       ------------

Net loss                                  $       (403,000)   $       (27,000)
                                           ===============       ============

Net loss allocable to Partnership         $       (335,000)   $       (29,000)
                                           ===============       ============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Certain of the limited partnerships have incurred operating losses, additional capital contributions by the Partnership may be required to sustain operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 1997, due from affiliates consisted of an overpayment of commissions totaling $65,875 and an advance to an affiliate for the purchase of a certain limited partnership interest totaling $210,900. Such advances are non-interest bearing, due on demand and are expected to be collected within one year.

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. Through December 31, 1997 and 1996, the Partnership incurred acquisition fees of $1,571,597 and $582,690, respectively. Accumulated amortization totaled $44,885 as of December 31, 1997 and was insignificant for 1996.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1% of the gross proceeds. Through December 31, 1997 and 1996, the Partnership incurred acquisition costs of $118,324 and $59,916, respectively, which have been included in limited partnership investment. Accumulated amortization was insignificant for 1997 and 1996.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $57,976 for the year ended December 31, 1997 and $23,139 for the period ended December 31, 1996. During 1997, the Partnership paid $30,000 of asset management fees.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Due to General Partner and affiliates on the accompanying balance sheet consists of the following at December 31, 1997 and 1996:

                                                    1997              1996
                                                 ---------         ---------

Acquisition fees                                $        -        $    21,271

Advances made for acquisition costs,
and organizational, offering and selling
expenses                                             1,088            220,831

Advance from affiliate for property deposit              -             26,155

Management fees                                     51,115             23,139
                                                 ---------         ----------

                                                $   52,203        $   291,396
                                                 =========         ==========


NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                    For The Year Ended December 31, 1997 and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

The Partnership had received 175 units consisting of promissory notes of $175,000 as of December 31, 1997, all of which were collected in 1998. As of December 31, 1996, the Partnership had subscriptions for 1,049 units consisting of receivables of $861,250, net of discounts of $750, and promissory notes of $187,000, all of which were collected in 1997. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, with interest at the rate of 9.75% per annum and due no later than 13 months after the subscription date. Since the subscriptions receivable were collected subsequent to year-end, the Partnership has reflected such amounts as capital contributions and an asset in the accompanying financial statements as of December 31, 1996.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to December 31, 1997, the Partnership acquired two limited partnership interests which required capital contributions totaling approximately $1,087,000, of which $110,000 had been advanced for one of the limited partnership interests as of December 31, 1997 (see Note 2). The Partnership is negotiating to acquire one additional limited partnership
interest  which  would  commit  the   Partnership   to  an  additional   capital
contribution of approximately $1,622,000, of which $91,000 was advanced as of December 31, 1997 (see Note 2).

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

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron

Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

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

Item 11.  Executive Compensation

(1)
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of December 31, 1997 approximately $2,932,700 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately

$2,496,100 was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. Through December 31, 1997, the aggregate amount of acquisition fees paid was approximately $1,571,600.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expense, not to exceed 1% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amount of approximately $118,300.

(d) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. Asset management fee of $57,976 and $23,139 was incurred for the year ended December 31, 1997 and the period of July 1, 1996 through December 31, 1996, respectively of which $30,000 was paid in 1997.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 13% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) The General Partner was allocated Low Income Housing Credits of $3,587 and $659 in 1997 and 1996, respectively.


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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial statements. Report of independent public accountants Balance sheets as of December 31, 1997 and 1996.
Statements of Operations for the year ended December 31, 1997 and the period of July 1, 1996 (Date Operations Commenced) to December 31, 1996 Statements of Partners' Equity for the year ended December 31, 1997 and the period of July 1, 1996 (Date Operations Commenced) to December 31, 1996 Statements of Cash Flows for the year ended December 31, 1997 and the period of July 1, 1996 (Date Operations Commenced) to December 31, 1996 Notes to Financial Statements. Financial Statement Schedules:
     N/A


Exhibits
(3.1): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the to Post Effective Amendment No. 6 dated March 25, 1997

(3.2) First Amendment to Agreement of Limited Partnership included as Exhibit B to the to Post Effective Amendment No. 6 dated March 25, 1997

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:    WNC Tax Credit Partners, L.P.        General Partner

By:    WNC & Associates, Inc.       General Partner


By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: October 28, 1998

By:    /s/    Theodore M. Paul
     -----------------------------------------------------
Theodore M. Paul           Vice-President, Finance

Date: October 28, 1998





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board

Date: October 28, 1998


By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board

Date: October 28, 1998