Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1998-11-05
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      For the Quarter Ended March 31, 1998

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, March 31, 1998 and December 31, 1997.......................3

  Statement of Operations
       For the three months ended March 31, 1998 and 1997 ...................4

  Statement of Partners' Equity
       For the three months ended March 31, 1998 and 1997....................5

  Statement of Cash Flows
       For the three months ended March 31, 1998 and 1997....................6

  Notes to Financial Statements..............................................8


  Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................................13

  Item 3:  Quantitative and Qualitative Disclosures Above Market Risks......16


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................16

  Item 6. Exhibits and Reports on Form 8-K..................................16

  Signatures................................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                  1998                  1997
                                                  ----                  ----
                                                  ASSETS

Cash and cash equivalents           $         5,318,484      $       5,906,978
Loans receivable                                301,226                301,226
Due from affiliates                             286,900                276,775
Investment in limited
 partnerships                                14,723,512             14,894,897
Interest receivable                              37,182                 76,622
Other assets
                                                    500                    500
                                          -------------          -------------
                                    $        20,667,804      $      21,456,998
                                          =============          =============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships     $         2,062,335      $       2,880,839
Accrued fees and expenses due to
 general partner and affiliates                  68,423                 52,203
                                          -------------          -------------

                                              2,130,758              2,933,042
                                          -------------          -------------
Commitments and contingencies

Partners' equity (deficit):
 General partner                                (33,439)               (32,069)
 Limited partners (25,000 units
  authorized, 22,000 units issued
  and outstanding)                           18,570,485             18,556,025
                                          -------------          -------------

Total partners' equity                       18,537,046             18,523,956
                                          -------------          -------------
                                     $       20,667,804       $     21,456,998
                                          =============          =============

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                                 1998                  1997
                                                 ----                  ----

Interest income                           $        49,943       $       25,841
                                             ------------         ------------

Operating expenses:

Amortization                                       14,177                3,682

Asset management fees                              14,794                5,785

Legal and accounting                                2,273
Other                                                 557                  292
                                             ------------          -----------
Total operating expenses                           31,801                9,759
                                             ------------          -----------

Income (loss) from operations                      18,142               16,082

Equity in loss from
 limited partnerships                            (153,500)                (949)
                                             ------------          -----------

Net loss                                  $      (135,358)      $       15,133
                                             ============          ===========

Net loss allocated to:
  General partner                         $        (1,354)      $          151
                                             ============          ===========


  Limited partners                        $      (134,004)      $       14,982
                                             ============          ===========


Net loss per weighted limited
  partner unit (22,000 and 10,770)        $         (6.09)      $         1.39
                                             ============          ===========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997

For the Three Months Ended March 31, 1998

                                           General     Limited
                                           Partner     Partner          Total

Equity (deficit), December 31, 1997    $  (32,069) $ 18,556,025  $  18,523,956
Offering expenses                             (16)       (1,536)        (1,552)
Collection on notes receivable                          150,000        150,000
Net loss                                   (1,354)     (134,004)      (135,358)
                                         --------    ----------     ----------
Equity (deficit), March 31, 1998       $  (33,439) $ 18,570,485  $  18,537,046
                                         ========    ==========     ==========

For the Three Months Ended March 31, 1997

                                            General     Limited
                                            Partner     Partner         Total

Equity (deficit), December 31, 1996     $  (11,401) $  7,062,107  $  7,050,706
Capital contributions                                  4,607,625     4,607,625
Offering expenses                           (6,386)     (632,228)     (638,614)
Capital issued for notes receivable                      (20,000)      (20,000)
Net income                                     151        14,982        15,133
                                          --------    ----------    ----------

Equity (deficit), March 31, 1997        $  (17,636) $ 11,032,486  $ 11,014,850
                                          ========    ==========    ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                  STATEMENT OF CASH FLOWS For the Three Months
                          Ended March 31, 1998 and 1997

                                                        1998            1997
                                                        ----            ----
Cash flows used by operating activities:
Net loss                                        $    (135,358)    $     15,133
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships             153,500              949
   Amortization                                        14,177            3,682
   Asset management fee                                14,794            5,785
   Change in other assets                              29,315           (2,195)
   Accrued fees and expense due to
    general partner and affiliates
                                                        1,426           14,242
                                                  -----------       ----------
 Net cash provided by operating
  activities                                           77,854           37,596
                                                  -----------       ----------

Cash flows used by investing activities:
  Investment in limited partnerships                 (818,504)      (4,251,906)
  Cash in escrow                                                      (924,502)
  Distribution from limited partnership                 3,744
  Loans receivable                                                     100,226
  Acquisition fees and costs                              (36)        (383,631)
  Advance to affiliate                                      -          (71,894)
                                                  -----------       ----------
Net cash used by investing activities                (814,796)      (5,531,707)
                                                  -----------       ----------

Cash flows provide by financing activities:
  Capital contributions from partners                 150,000        4,971,875
  Offering expenses                                    (1,552)        (750,438
                                                  -----------       ----------
    Net cash provided by financing                    148,448        4,221,437
     activities                                   -----------       ----------


Net decrease in cash and cash equivalents            (588,494)      (1,272,674)
Cash and cash equivalents, beginning of period      5,906,978        3,916,658
                                                  -----------       ----------

Cash and cash equivalent, end of period         $   5,318,484    $   2,643,984
                                                  ===========       ==========



Continued...
                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)
               For the Three Months Ended March 31, 1998 and 1997

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:



During the three months ended March 31, 1997, the Partnership incurred, but did not pay, $2,45,559 of payables to payables to limited partnerships (in connection with its investments in limited partnerships.)

During the three months ended March 31, 1997, the Partnership incurred, but did not pay $2,400 of payables to an affiliate for offering and acquisition expenses.



















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 26, 1994 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1997 (audited).

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1998, the Partnership had acquired limited partnership interests in ten limited partnerships each of which owns one apartment complex. As of March 31, 1998 construction and rehabilitation of the ten apartment complexes has completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships except for BLESSED ROCK at 49.495%.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1998 and December 31, 1997:

                                                     1998             1997
                                                     ----             ----

  Investment balance beginning of period        $ 14,894,897    $  6,700,570
  Capital contributions to limited
   partnerships                                                    6,194,337
  Capital contributions payable to limited
   partnerships                                                    1,329,465
  Capitalized acquisition fees and costs                  36       1,047,315
  Distributions from limited partnerships             (3,744)
  Equity in loss of limited partnership             (153,500)       (334,756)
  Amortization of capitalized acquisition
   costs                                             (14,177)        (42,034)
                                                 -----------     -----------

  Investment Balance - end of period            $ 14,723,512    $ 14,894,897
                                                 ===========     ===========

Selected financial information for the three months ended March 31, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                    1998            1997
                                                    ----            ----

   Total revenue                                 $  503,500     $     43,341
                                                    -------          -------

   Interest expense                                 199,100           14,700
   Depreciation                                     150,800            8,715
   Operating expenses                               337,700           20,885
                                                   --------          -------
   Total expenses                                   687,600           44,300
                                                   --------          -------

   Net Loss                                        (184,100)   $        (959)
                                                   =========         =======

   Net loss allocable to the Partnership         $ (153,500)   $        (949)
                                                   =========         =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:


Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. Through March 31, 1998 and December 31, 1997, the Partnership incurred acquisition fees of $1,571,597. Accumulated amortization totaled $54,690 and $44,885 as of March 31, 1998 and December 31, 1997, respectively.

     An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $14,794 and $5,785 for the three months ended March 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1998 and December 31,1997:

                                                      1998            1997
                                                      ----            ----
   Advances made for acquisition costs,
    organizational,offering and selling
    expenses                                  $      2,514   $       1,088
   Management fees                                  65,909          51,115
                                                 ---------      ----------
     Total accrued fees and advances          $     68,423   $      52,203
                                                 =========      ==========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at March 31, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - INVESTOR NOTES RECEIVABLE
----------------------------------

During the three months ended March 31, 1998, the Partnership collected payments of $150,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum and are due no later than 13 months after the subscription date. This amount is presented as a reduction in partners' equity.


NOTE 7 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to March 31, 1998, the Partnership acquired limited partnership interests in two limited partnerships totaling $1,086,562.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $588,500 for the three months ended March 31, 1998 This decrease in cash consisted of cash provided by (used by) operating activities, investing activities and financing activities, of approximately $77,900, $(814,800), and $148,400. Cash provided by financing activities consisted of collection of notes receivable of $150,000 offset by offering expenses of approximately $1,500. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships of approximately $881,500. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1997 and March 31, 1998 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $68,400 and $52,200, respectively. The component items of such indebtedness were as follows: accrued asset management fees of approximately $65,900 and $51,100 respectively advances for operating costs of approximately $2,500 and $1,100. As of December 31, 1997 and March 31, 1998 the Partnership is due approximately $286,900 and $76,800 from affiliates of the general partner

As of March 31, 1998, the Partnership had received subscriptions for 22,000 units of limited partnership interests ("Units"), consisting of cash and notes receivable of $21,890,730 and $25,000, respectively.

As of September 30, 1998, March 31, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $12,620,500, $11,551,600 and $10,733,100, respectively, and had commitments for additional capital contributions of approximately $2,009,200, $2,062,300 and $2,880,800, respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of September 30, as of March 31, 1998 and as of December 31, 1997, of approximately $91,000, $301,200 and $301,200, respectively. Of the amount outstanding as of December 31, 1997, approximately $110,000 was loaned to WYNWOOD and was applied to the Partnership's purchase price upon acquisition of that Local Limited Partnership Interest in May, 1998 and the amount of approximately $100,200 was repaid by OGALLALA. The amount remaining of the December 31, 1997 balance and outstanding as of March 31, and September 31, 1997 of approximately $91,000 was loaned to COLONIAL PINES.

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

Results of Operations
---------------------

As of December 31, 1997 and March 31, 1998 the Partnership had acquired ten Local Limited Partnership Interests. Each of the ten Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31,1997, all ten of the Apartment Complexes in the Partnership had commenced operations, eight on them for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1997 and March 31, 1998 reflected in the Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had losses of approximately $135,400 for the three months ended March 31, 1998 and income of approximately $15,000 for the three months ended March 31, 1997. The component items of revenue and expense are discussed below.

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

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

         None.


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

Date: November 3, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 3, 1998