Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1998-11-05
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1998




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, June 30, 1998 and December 31, 1997..................3

         Statement of Operations
              For the three months and six months ended
                June 30, 1998 and 1997........................................4

         Statement of Partners' Equity
              For the six months ended June 30, 1998 and 1997.................5

         Statement of Cash Flows
              For the six months ended June 30, 1998 and 1997.................6

         Notes to Financial Statements........................................8


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................13

     Item 3:  Quantitative and Qualitative Disclosures Above Market Risks....16

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                                 1998                     1997
                                                 -----                    ----
                                     ASSETS

Cash and cash equivalents                $     4,285,142     $        5,906,978
Loans receivable                                 191,226                301,226
Due from affiliates                              496,525                276,775
Investment in limited partnerships            15,007,189             14,894,897
Interest receivable                               23,099                 76,622
Other assets                                         447                    500
                                             -----------           ------------
                                         $    20,003,628      $      21,456,998
                                             ===========           ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships          $      1,525,564      $      2,880,839
Accrued fees and expenses due to
 general partner and affiliates                   68,332                 52,203
                                                ---------          ------------
                                                1,593,896             2,933,042
                                                ---------          ------------
Committments and contingencies

Partners' equity (deficit):
 General partner                                  (34,961)              (32,069)
 Limited partners (25,000 units
  authorized, 22,000 units issued
  and outstanding)                             18,444,693            18,556,025
                                               ----------            ----------

Total partners' equity                         18,409,732            18,523,956
                                              -----------            ----------
                                       $       20,003,628      $     21,456,998
                                              ===========            ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30, 1998 and 1997

                                   Three            Six            Three            Six
                                   Months          Months          Months          Months
                                   ------         ------          ------          ------
Interest income               $     51,834    $    101,777    $     28,672    $   54,513
                                   -------         -------          ------        ------


Operating expenses:
Amortization                        14,174          28,351           4,024          7,706
Asset management fees               14,881          29,675          23,203         28,988
Legal and accounting                 1,250           3,523
Other                                8,384           8,941           7,642          7,934
                                  --------       ---------       ---------        -------


Total operating expenses            38,689          70,490          34,869         44,628
                                  --------       ---------        --------       --------


Income (loss) from operations       13,145          31,287          (6,197)         9,885

Equity in loss from
 limited partnerships              (165,500)      (319,000)        (17,051)        (18,000)
                                   --------       --------         -------         -------

Net loss                      $    (152,355)  $   (287,713)   $    (23,248)   $     (8,115)
                                   ========       ========         =======          ======

Net loss allocated to:
  General partner             $      (1,524)  $     (2,877)   $       (232)   $       (81)
                                     ======      =========      ==========        ========


  Limited partners            $    (150,831)  $   (284,836)   $    (23,016)   $     (8,034)
                                   ========       ========        ========       =========

Net loss per weighted
  limited partner unit
  (22,000 and 14,041)         $       (6.86)  $     (12.95)   $      (1.64)   $      (0.57)
                                 ==========     ==========       =========        ========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1997


For the Six Months Ended June 30, 1998
--------------------------------------
                                                        General            Limited
                                                        Partner            Partner              Total
                                                        -------            -------              -----

Equity (deficit), December 31, 1997                $      (32,069)    $    18,556,025     $    18,523,956
Offering expenses                                             (15)             (1,496)             (1,511)
Collection of  notes receivable                                               175,000             175,000
Net loss                                                   (2,877)           (284,836)           (287,713)
                                                        ----------        ------------        ------------
Equity (deficit), June 30, 1998                    $      (34,961)         18,444,693          18,409,732
                                                        =========         ============         ==========



For the Six Months  Ended June 30, 1997
---------------------------------------
                                                        General            Limited
                                                        Partner            Partner              Total
                                                        -------            -------              -----


Equity (deficit), December 31, 1996                $      (11,401)    $     7,062,107     $     7,050,706

Capital contributions                                                      13,110,320          13,110,320
Offering expenses                                         (15,106)         (1,495,513)         (1,510,619)
Capital issued for notes receivable                                          (139,500)           (139,500)
Net loss                                                      (81)             (8,034)             (8,115)
                                                         ---------        ------------        ----------
Equity (deficit), June 30, 1997                    $      (26,588)    $    18,529,380     $    18,502,792
                                                         ========        ============         ===========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                   STATEMENT OF CASH FLOWS For the Six Months
                          Ended June 30, 1998 and 1997

                                                         1998            1997
                                                         ----            ----
Cash flows provided by operating activities:
  Net loss                                          $   (287,713)    $   (8,115)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Equity in loss of limited partnerships           319,000         18,000
        Amortization                                      28,351          7,706
        Asset management fee                              29,675         28,988
        Change in other assets                            41,576         (5,147)
        Accrued fees and expense due
          to general partner and affiliates              (13,546)         3,247
                                                      ----------       --------
  Net cash provided by operating activities              117,343         44,679
                                                      ----------        --------


Cash flows used by investing activities:
  Investment in limited partnerships                  (1,708,611)    (5,777,297)
  Cash in escrow                                                       (421,783)
  Acquisition fees and costs                                 (51)      (727,550)
  Distributions from limited partnerships                  3,744
  Advance to affiliate                                         -          3,622
                                                      -----------    ----------
  Net cash used by investing activities               (1,704,918)    (6,923,008)
                                                      ----------     ----------

Cash flows provided by financing activities:
  Capital contributions                                  175,000     13,091,760
  Offering expenses                                     (209,261)    (1,707,065)
                                                      ----------      ---------
 Net cash provided by financing activities               (34,261)    11,384,695
                                                      ---------      ----------


Net increase in cash and cash equivalents            (1,621,836)      4,506,366
Cash and cash equivalents, beginning of period        5,906,978       3,916,658
                                                    -----------       ---------

Cash and cash equivalent, end of period          $    4,285,142     $ 8,423,024
                                                    ===========       =========



Continued...
                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)
                 For the Six Months Ended June 30, 1998 and 1997

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1998, the Partnership incurred, but did not pay, $182,693 of payables to payables to limited partnerships (in connection with its investments in limited partnerships) (see Note 4.)

During the six months ended June 30, 1998, the Partnership applied $110,000 of loans receivable to notes payable (in connection with its investment in limited partnerships.)


-------------------------------------------------------------------------------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998, the Partnership had acquired limited partnership interests in eleven limited partnerships each of which owns one apartment complex. As of June 30, 1998, construction and rehabilitation of ten or the apartment complexes had completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships except for BLESSED ROCK at 49.495%.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1998 and December 31, 1997:

                                                       1997           1997
                                                       ----           ----
   Investment balance,
     beginning of period                          $ 14,894,897      $ 6,700,570
   Capital contributions to limited partnerships       280,643        6,194,337
   Capital contributions payable to limited
   partnerships                                        182,693        1,329,465
   Distributions from limited partnerships              (3,744)
   Acquisition fees and costs                               51        1,047,315
   Equity in loss of limited
     partnership                                      (319,000)        (334,756)
   Amortization of capitalized
     acquisition costs                                 (28,351)         (42,034)
                                                       -------          -------
   Investment balance,
     end of period                                $ 15,007,189    $  14,894,897
                                                    ==========       ==========


Selected financial information for the six months ended June 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                   1998           1997
                                                   ----           ----

     Total revenue                              $1,028,000      $    99,500
                                                 ---------       ----------

     Interest expense                              344,900           30,300
     Depreciation                                  333,100           22,200
     Operating expenses                            718,500           65,300
                                                   -------        ---------
     Total expenses                              1,396,500          117,800
                                                 ---------        ---------
     Net Loss                                  $  (368,500)     $   (18,300)
                                                ==========       ==========
     Net loss allocable to the Partnership     $  (319,000)     $   (18,000)
                                                ==========       ==========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4- RELATED PARTY TRANSACTIONS
----------------------------------

As of June 30, 1998 and December 31, 1997, due from affiliates consisted of an overpayment of commissions totaling $77,875 and $65,875 and an advance to affiliates for purchase of certain limited partnership interests totaling $418,650 and $210,900. Such advances are non-interest bearing, due on demand and are expected to be collected within one year.

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition  fees  up to  7.5%  of the  gross  proceeds  from  the  sale of
     Partnership units. Through June 30, 1998 and December 31, 1997 the Partnership incurred acquisition fees of $1,571,597. Accumulated amortization totaled $67,788 and $44,885 as of June 30, 1998 and December 31, 1997.

     An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $29,675 and $28,988 for the six months ended June 30, 1998 and 1997.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1998 and December 31,1997:

                                                          1998          1997
                                                          ----          ----

   Advances made for acquisition costs,
     organizational,offering and selling expenses       $ (12,458)   $   1,088
   Management fees                                         80,790       51,115
                                                          --------      ------
     Total accrued fees and advances                    $  68,332    $  52,203
                                                          ========     =======

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the six months ended June 30, 1998, the Partnership collected payments of $175,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum, and are due no later than 13 months after subscription. All such notes have been collected.


NOTE 7 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to June 30, 1998, the Partnership acquired limited partnership interests in one limited partnership totaling $552,444.

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


Liquidity  and Capital  Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,622,000 for the six months ended June 30, 1998. This decrease in cash consisted of cash used by investing activities and financing activities of approximately $1,705,000 and $34,000, respectively, offset by cash provided by operating activities of approximately $117,000. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships, and payment of capitalized acquisitions costs of approximately $1,709,000 offset by approximately $4,000 cash provided by distributions of limited partnerships. Cash used by financing activities consisted of offering expenses of approximately $209,000 less notes collected from limited partners of $175,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $68,300 and $52,200, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $(12,500) and $1,100, respectively, accrued asset management fees of approximately $80,800 and $51,100, respectively.

As of June 30, 1998, the Partnership had received subscriptions for 22,000 units of limited partnership interests ("Units"), consisting of cash $21,914,830.

As of September 30, 1998, June 30, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $12,620,500, $12,551,700 and $10,733,100, respectively, and had commitments for additional capital contributions of approximately $2,009,200, $1,525,600 and $2,880,800, respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of September 30, as of June 30, 1998 and as of December 31, 1997, of approximately $91,000, $191,200 and $301,200, respectively. Of the amount outstanding as of December 31, 1997, approximately $110,000 was loaned to WYNWOOD and was applied to the Partnership's purchase price upon acquisition of that Local Limited Partnership Interest in May, 1998 and the amount of approximately $100,200 was repaid by OGALLALA subsequent to June 30, 1998. The amount remaining of the December 31, 1997 balance and outstanding as of March 31, and September 31, 1997 of approximately $91,000 was loaned to COLONIAL PINES.

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

Results of Operations
---------------------
As of December 31, 1997 and June 30, 1998 the Partnership had acquired ten and eleven Local Limited Partnership Interests, respectively. Each of the eleven Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1998, ten of the Apartment Complexes in the Partnership had commenced operations, eight of them for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1997 and June 30, 1998 reflected in the Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a losses of approximately $288,000 and $8,000 for the six months ended June 30, 1998 and 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibits      None.

2.  Reports on Form 8-K

No Forms 8-K Current Reports were filed in the quarter ended June 30, 1998.

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