Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1998-11-16
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    For the Quarter Ended September 30, 1998




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets, September 30, 1998 and December 31, 1997.............3

         Statement of Operations
              For the three months and nine months ended
               September 30, 1998 and 1997....................................4

         Statement of Partners' Equity
              For the  nine months ended September 30, 1998 and 1997..........5

         Statement of Cash Flows
              For the  nine months ended September 30, 1998 and 1997..........6

         Notes to Financial Statements........................................8


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................13

     Item 3. Quantitative and Qualitative Disclosures above Market Risks.....16

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................17

FINANCIAL STATEMENTS

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                               1998                     1997
                                               -----                    ----
                                     ASSETS

Cash and cash equivalents                  $     4,151,036     $      5,906,978
Loans receivable                                    91,000              301,226
Due from affiliates                                267,389              276,775
Investment in limited partnerships              15,504,704           14,894,897
Interest receivable                                 46,711               76,622
Other assets                                           500                  500
                                             -------------        -------------
                                           $    20,061,340     $     21,456,998
                                             =============        =============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships            $     1,590,213     $      2,880,839
Accrued fees and expenses due to
 general partner and affiliates                     93,507               52,203
                                             -------------          -----------
                                                 1,683,720            2,933,042
                                             -------------          -----------

Partners' equity (deficit):
 General partner                                   (35,282)             (32,069)
 Limited partners (25,000 units
  authorized, 22,000 units issued
  and outstanding)                              18,412,902           18,556,025
                                             -------------        -------------

Total partners' equity                          18,377,620           18,523,956
                                             -------------        -------------
                                           $    20,061,340     $     21,456,998
                                             =============        =============

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1998 and 1997


                                 Three        Nine        Three        Nine
                                 Months       Months      Months       Months
                                --------     --------     --------     --------

Interest income              $   74,369   $  176,146    $   90,326    $ 144,839
                                 ------       -------      -------      -------

Operating expenses:
Amortization                     13,921       42,272        20,155       27,861
Asset management fees            14,838       44,513        14,494       43,482
Legal and accounting              1,560        5,083
Other                               362        9,303          (843)       7,091
                                 ------      -------       -------      -------
Total operating expenses         30,681      101,171        33,806       78,434
                                 ------      -------       -------      -------


Income from operations           43,688       74,975        56,520       66,405
Equity in loss from
 limited partnerships           (75,800)    (394,800)     (101,500)    (119,500)
                                 ------      -------       -------      -------
Net loss                     $  (32,112)  $ (319,825)  $   (44,980)   $ (53,095)
                                =======      =======       =======      =======

Net loss allocated to:
  General partner            $     (321)  $   (3,198)  $      (450)   $    (531)
                                =======      =======       =======      =======



  Limited partners           $  (31,791)  $ (316,627)  $   (44,530)   $ (52,564)
                                =======      =======       =======      =======

Net loss per weighted limited
  partner  units (22,000
  and 16,671, respectively)  $    (1.45)  $   (14.39)   $    (2.58)   $   (3.15)
                                 =======      =======       =======      =======




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997


For the Nine Months Ended September 30, 1998
--------------------------------------------
                                                    General                Limited
                                                    Partner                Partner              Total
                                                -----------------      ----------------    ----------------
Equity (deficit), December 31, 1997           $         (32,069)     $      18,556,025   $      18,523,956
Offering expenses                                           (15)                (1,496)             (1,511)
Payment received on investor notes                                             175,000             175,000
Net income                                               (3,198)              (316,627)           (319,825)
                                                ---------------         --------------     ---------------
Equity (deficit), September 30, 1998          $         (35,282)     $      18,412,902   $      18,377,620
                                                ===============        ===============     ===============





For the Nine Months Ended September 30, 1997
--------------------------------------------
                                                    General                Limited
                                                    Partner                Partner              Total
                                                -----------------      ----------------    ----------------
Equity (deficit), December 31, 1996           $         (11,401)     $                   $
                                                                             7,062,107           7,050,706
Capital contributions                                                       13,528,025          13,528,025
Offering expenses
                                                        (17,536)           (1,736,072)         (1,753,608)
Capital issued for notes receivable
                                                                               (6,000)             (6,000)
Net income                                                 (531)              (52,564)            (53,095)
                                                ---------------        --------------      ---------------
Equity (deficit), September 30, 1997          $         (29,468)     $     18,795,496    $     18,766,028

                                                ===============        ===============     ===============



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997

                                                      1998              1997
                                                      ----              ----
Cash flows used by operating activities:
  Net loss                                         $   (319,825)    $   (53,095)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships          394,800         119,500
        Amortization                                     42,272          27,861
        Asset management fee                             44,513          13,482
        Change in other assets                           16,786         (75,122)
        Accrued fees and expense due to
        general partner and affiliates                   (3,209)        (26,271)
                                                     ----------      ----------
        Net cash provided by operating activities       175,337           6,355
                                                     ----------      ----------
Cash flows used by investing activities:
  Investment in limited partnerships                 (2,173,889)     (8,542,457)
  Loans receivable                                      100,226
  Acquisition fees and costs                            (34,849)       (920,056)
  Distribution from limited partnerships                  3,744               -
                                                     ----------      ----------
       Net cash used by investing activities         (2,104,768)     (9,462,513)
                                                     ----------      ----------

Cash flows provide by financing activities:
  Capital contributions                                              14,383,275
   Investor note payments                               175,000
  Offering expenses                                      (1,511)     (2,041,218)
                                                     ----------      ----------
      Net cash provided by financing activities         173,489      12,342,057
                                                     ----------      ----------
Net increase in cash and cash equivalents            (1,755,942)      2,885,899
Cash and cash equivalents, beginning of period        5,906,978       3,916,658
                                                     ----------      ----------
Cash and cash equivalent, end of period           $   4,151,036     $ 6,802,557
                                                     ==========       =========

                                    UNAUDITED

                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)
          For the Period Nine months Ended September 30, 1998 and 1997

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September  30,1998,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 3) had non-cash transactions as follows:

    Increases due to acquisition of limited partnership interests  $ 1,086,556
    Application of loans receivable to acquisitions                   (110,000)
    Increase in due to affiliate                                       (22,511)
    Decreases due to various price adjuster provisions in the
    respective limited partnership agreements                          (70,782)
                                                                       -------
    Net non-cash adjustments to the Partnership's
     payable to limited partnerships                                $   883,263
                                                                       ========

During the nine months ended September  30,1997,  the Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) had non-cash transactions as follows:

     Increases due to acquisition of limited partnership interests  $ 8,003,378
     Application of loans receivable to acquisitions                   (126,381)
     Decreases due to various price adjuster provisions in the
     respective limited partnership agreements                          (67,548)
                                                                        -------
     Net non-cash adjustments to the Partnership's
      payable to limited partnerships                               $ 7,809,449
                                                                    ===========

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










                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 26, 1994 and commenced operations on July 1, 1997. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998 and 1997, the Partnership had acquired limited partnership interests in twelve and eleven limited partnerships, respectively, each of which owns one apartment complex. As of September 30, 1998, construction and rehabilitation of eleven of the apartment complexes had completed construction. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of eleven of the limited partnerships and is a 49.495% owner and is entitled to 49.495% of the operating profits and losses of Blessed Rock.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998 and December 31, 1997:
                                                        1998              1997
                                                        ----              ----
  Investment balance,
    beginning of period                           $  14,894,897    $  6,700,570
  Capital contributions to limited partnerships         770,424       6,194,337
  Capital contributions payable to limited
    partnerships                                        316,132       1,329,465
  Decrease in capital contributions to
   limited partnerships due to price
   adjustment provisions                                 (70,782)
  Acquisition fees and costs                             34,849       1,047,315
  Distributions from limited partnerships                (3,744)
  Equity in loss of limited partnership                (394,800)       (334,756)
  Amortization of capitalized
   acquisition costs                                    (42,272)        (42,034)
                                                      ----------     ----------
  Investment balance,
    end of period                                 $  15,504,704    $ 14,894,897
                                                     ==========      ==========

Selected financial information for the nine months ended September 30, 1998 and for the period July 1, 1997 (date operations commenced) to September 30, 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                   1998                  1997
                                   ----                  ----
      Total revenue             $   1,704,900              $   315,000
                                  -----------                ---------
      Interest expense                457,500                  182,000
      Depreciation                    590,300                   42,000
      Operating expenses            1,101,500                  212,000
                                    ---------                  -------
      Total expenses                2,149,300                  436,000
                                    ---------                  -------
      Net Loss                  $    (444,400)             $  (121,000)
                                    =========                =========
      Net loss allocable
        to the Partnership      $    (394,800)             $  (119,500)
                                    =========                =========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7.5% of the gross proceeds from the sale of Partnership units. No acquisition were incurred for the nine months ended September 30, 1998.

         An annual management fee equal to the greater of (i) $2,000 for each apartment complex or (ii) .275% of the gross proceeds, in either case increased or decreased based on annual changes in the Consumer Price Index. However, the maximum fee may not exceed .2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the local limited partnerships. The Partnership has incurred fees of $44,513 and $43,482 for the nine months ended September 30, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to and (due from) affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998 and December 31, 1997:

                                                          1998           1997
                                                          ----           ----

   Advances made for acquisition costs,
     organizational, offering and selling expenses     $  (2,121)       $ 1,088
   Management fees                                        95,628         51,115
                                                        --------        -------
     Total accrued fees and advances                   $  93,507      $  52,203
                                                        ========       ========

                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.


NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------


During the nine months ended September 30, 1998, the Partnership collected payments of $175,000 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 9.75% per annum and are due no later than 13 months after suscription. All such notes have been collected.

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


Liquidity  and Capital  Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,756,000 for the nine months ended September 30, 1998. This decrease in cash consisted of cash used by investing activities of approximately $2,105,000, offset by cash provided by financing activities and operating activities of approximately $174,000 and $175,000, respectively. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships, and payment of capitalized acquisitions costs of approximately $2,174,000 and $35,000, respectively, offset by cash provided by repayment of a loan receivable and distributions from limited partnerships of approximately $100,000 and $4,000, respectively. Cash provided by financing activities consisted of notes collected from limited partners of $175,000 less offering expenses of approximately $1,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of September 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $93,500 and $52,200, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $(2,100) and $1,100, respectively,
accrued   asset   management   fees  of   approximately   $95,600  and  $51,100,
respectively.

As of September 30, 1998, the Partnership had received  subscriptions for 22,000
units  of  limited   partnership   interests   ("Units"),   consisting  of  cash
$21,914,830.

As of October 31, 1998, September 30, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $14,470,500, $14,470,500 and $10,733,100, respectively, and had commitments for additional capital contributions of approximately $1,590,200, $1,590,200 and $2,880,800, respectively. Further, the Partnership had loans outstanding to Local Limited Partnerships as of October 31,1998, as of September 30, 1998 and as of December 31, 1997, of approximately $91,000, $91,000 and $301,200, respectively. Of the amount outstanding as of December 31, 1997, approximately $110,000 was loaned to WYNWOOD and was applied to the Partnership's purchase price upon acquisition of that Local Limited Partnership Interest in May, 1998 and the amount of approximately $100,200 was repaid by OGALLALA. The amount remaining of the December 31, 1997 balance and outstanding as of October 31, and September 31, 1998 of approximately $91,000 was loaned to COLONIAL PINES.

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

Results  of  Operations
---------------------

As of December 31, 1997 and September 30, 1998 the Partnership had acquired ten and twelve Local Limited Partnership Interests, respectively. Each of the twelve Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1998, ten of the Apartment Complexes in the Partnership had commenced operations, three of them for a period less than a full year. Accordingly, the "Equity in losses from Local Limited Partnerships" for the periods ended December 31, 1997 and September 30, 1998 reflected in the Partnership's Statement of Operations is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a losses of approximately $320,000 and $53,000 for the nine months ended September 30, 1998 and 1997. The component items of revenue and expense are discussed below.

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

1.  None.


     No reports were filed on Form 8-K for the quarter ended September 30, 1998.

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

Date: November 16, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 16, 1998