Form 10-K
period 1998-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1999-04-14
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

PART I.

Item 1.  Business

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of WNC & Associates, Inc. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

The Partnership conducted its public offering ("Offering") from July 1,1996 to July 11, 1997. 25,000 units of limited partnership interests ("Units"), at a price of $1,000 per Unit were offered. Since inception a total of 22,000 Units representing approximately $21,915,000 were sold throughout the offering of which $175,000 currently is represented by Promissory Notes.. Holders of Units are referred to herein as "Limited Partners."

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1998, the Partnership has invested in 13 Local Limited Partnerships. Each of these Local Limited Partnerships own an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

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

As of December 31, 1998, ten of the Apartment Complexes acquired by the Partnership were completed and in operation. Two of the Apartment Complexes were still under construction. One apartment complex (North Central) had not started construction. The Apartment Complexes have been and were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership and WNC Housing Tax Credit Fund V, L.P., Series 3 ("Series 3") each acquired equal limited partnership interests in Blessed Rock. (The General Partner of the Partnership is also the general partner of Series 3). The Partnership became the principal limited partner in the remaining Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partner. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1998, of the Apartment Complexes owned by Local Limited Partnerships in which Series 4 was a limited partner as of December 31, 1998.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1998

                                                                     Percentage
                                                                   of Completed
                                  Total         Units        Units        Units
Name & Location                   Units     Completed     Occupied     Occupied

Ashford Place LP                   101           101           70           69%
  Shawnee, OK
Belen Vista Associates              57            57           57          100%
   Belen, NM
Blessed Rock of El Monte           137           137          137          100%
   El Monte, CA
Cleveland Apartments, L.P.          48             0            0            0%
   Blue Springs, MO
Crescent City Apartments            56            56           48           86%
 Crescent City, California
D. Hilltop Apt ltd                                24           24          100%
   Palastine TX                     24
Greyhound Assoc I                   24            24           23           96%
   Windsor MO
Lamar Plaza                         28            28           24           86%
   Lamar MO
Mesa Verde                         142           142           82           58%
   Los Alamos, NM
Mountain Vista                      53            53           51           96%
   Los Alamos, NM
The North Central L.P.              18             0            0            0%
   New York, NY
Woodland Townhomes, LP              42            42           40           95%
   Mairon, AL
Wynnwood Place, L.P.                24             0            0            0%
                                  ----          ----         ----          ----
   Raleigh, NC
Total                              803           563          398           71%
                                   ===           ===          ===           ===

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

(b) At December 31, 1998, there were 1299 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners, who invested in the Partnership received Housing Tax Credits as listed in the table below.

                    Year                        Amount of tax credit per Unit

                    1998                                         $80
                    1997                                  $20 to $11
                    1996                                  $14 to $2

The 1997 and 1996 tax credits vary depending on the month of investment.

Item 6.  Selected Financial Data

         OMITTED
         Note to Reader. Some of the limited partnerships in which the Partnership has investments have yet to provide final audited financial statements and other information as required under the terms of the respective partnership agreements. That information is critical to the completion of the Partnership's required disclosures in this Annual Report on Form 10K, including information on the underlying property investments, the Partnership's financial statements and required supplementary schedules. Every effort is being made to obtain this information and the registrant will file an amended Form 10K as quickly as possible.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        OMITTED
        See the Note to Reader in Part II, Item 6.

Impact of Year 2000

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware.

The Local General Partners and/or property management companies maintain the business computer systems that relate to the operations of the Local Limited
Partnerships.  The  General  Partner is in the  process of  obtaining  completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to December 31, 1999 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships, rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         NONE.


Item 8.  Financial Statements and Supplementary Data

         OMITTED.
         See the Note to Reader in Part II, Item 6.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          (a)(1) (i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

               (ii) The reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles, as of and for the years ended December 31, 1997 and 1996.

               (iii) The decision to change accountants was approved by the board of directors of the General Partner.

               (iv) During the last two fiscal years and subsequent interim period of the Partnership there were no disagreements between Corbin & Wertz and the Partnership on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature described in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K.

               (v) During the last two fiscal years and subsequent interim period of the Partnership there were no reportable events of the nature described in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

          (a)(2) On February 3, 1999, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

     The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred
N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are Wilfred N. Cooper, Sr. and John B. Lester, Jr.

     Wilfred N. Cooper, Sr., age 68, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell
International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

     John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

     Wilfred N. Cooper, Jr., age 36, is Executive Vice President, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

     David N. Shafer, age 46, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

     Michael L. Dickenson, age 42, is Vice President - Finance, Chief Financial Officer and a member of the Acquisition Committee of WNC & Associates, Inc. and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Reporting at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial
Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant.

     Thomas J. Riha, age 44, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President by MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

     N.  Paul  Buckland,  age 36,  is Vice  President  -  Acquisitions  of WNC &
Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch which constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

     David Turek, age 44, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

     Kay L. Cooper, age 62, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

 (1)
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. Through December 31, 1998, the aggregate amount of acquisition fees paid was approximately $1,571,600.

(b) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. Asset management fees of $59,351, $57,976 and $23,139 were incurred for the years ended December 31, 1998, 1997 and the period of July 1, 1996 through December 31, 1996, respectively of which $30,000 was paid in 1997.

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

(e) The General Partner was allocated Low Income Housing Credits of $17,771, $3,587 and $659 in 1998, 1997 and 1996, respectively.

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


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner. The transactions with the General and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

UNIT IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial statements.

     OMITTED.
     See the Note to Reader in Part II, Item 6.

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


REPORTS ON 8-K.

Form 8K Current Report was filed December 22, 1998

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4


By:    WNC & Associates, Inc.       General Partner


By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 13, 1999

By:    /s/    Michael L. Dickenson
     -----------------------------------------------------
Michael L. Dickenson       Vice-President - Chief Financial Officer

Date: April 13, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/    Wilfred N. Cooper, Sr.
     -----------------------------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board

Date: April 13, 1999

By:    /s/    John B. Lester, Jr.
     -----------------------------------------------------
John B. Lester, Jr.        Secretary of the Board

Date: April 13, 1999