Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1999-08-24
CIK 943906

FORM 10-K/A
                                 AMENDMENT NO.1

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

             For the transition period from ________ to ___________

                         Commission file number: 0-21897


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

California                                                           33-0707612
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:


                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE

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

                                      NONE

Item 1.  Business

PART I.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") or ("Series 4") was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for low-income housing federal and in certain cases, California income tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on July 26, 1995, on July 1, 1996 the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. The Partnership's offering terminated on July 11, 1997. Since inception a total of 22,000 Units representing approximately $21,915,000 were sold throughout the offering.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements to the Prospectus thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investment in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of December 31, 1998 and for the periods indicated.

                                                    --------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                                         Partnership's                                  Encumbrances
                                                           Number        Total Investment  Amount of    Estimated Low   of Local
Partnership                     General Partner            of     Occu-  in Local Limited  Investment   Income Housing  Limited
Name             Location       Name                       Units  pancy  Partnerships      Paid to Date Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place,   Shawnee,       The Cowen Group, LLC       100      69%    $  2,317,000    $  2,069,000  $  3,931,000   $  2,435,000
a Limited        Oklahoma
Partnership

Belen Vista      Belen, New     Monarch Properties, Inc.
Associates,      Mexico         and Low Income Housing
Limited                         Foundation of NM            57     100%         416,000          416,000      714,000      1,539,000
Partnership

Blessed Rock     El Monte,      Everland, Inc.             137     100%       2,511,000        2,511,000    8,899,000      3,841,000
of El Monte      California

Cleveland        Coffeyville,   Williams Management and
Apartments       Kansas         Consulting, Inc. and
L.P.                            Eastern Housing Corp.       48      21%         552,000          397,000      737,000        654,000

Cresent City     Cresent City,  Cresent City Surf, Inc.     56      86%       1,192,000          715,000    2,221,000      1,976,000
Apartments       California

Hilltop          Prairie View,  Donald W. Sowell            24     100%         121,000           72,000      187,000        447,000
Apartments       Texas
Ltd.

Greyhound        Windsor,       WCM Community
Associates       Missouri       Development Corp.           24      96%         642,000          578,000    1,128,000        633,000
I, L.P.

Lamar Plaza      Lamar,         MBL Development Co.         28      86%         738,000          716,000    1,230,000        864,000
Apts., L.P.      Missouri

Mesa Verde       Roswell, New   Trianon-Mesa Verde, LLC    142      58%       3,941,000        3,846,000    6,472,000      2,459,000
Apartments       Mexico
Limited
Partnership

Mountain Vista   Los Alamos,    Monarch Properties, Inc.
Associates       New Mexico     and Low Income Housing
Limited                         Foundation of NM             52     96%         315,000          315,000      543,000      1,444,000
Partnership

                                                    --------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                                         Partnership's                                  Encumbrances
                                                           Number        Total Investment  Amount of    Estimated Low   of Local
Partnership                     General Partner            of     Occu-  in Local Limited  Investment   Income Housing  Limited
Name             Location       Name                       Units  pancy  Partnerships      Paid to Date Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
North Central    New York,      City and Suburban
Limited          New York       Development Corp.           18      0%          758,000       500,000       1,054,000         75,000
Partnership

Woodland, Ltd.   Marion,        ACHR Corp.                  42     95%        1,288,000     1,158,000       2,112,000      1,296,000
                 Alabama

Wynwood Place,   Raleigh,       Regency Investment
Limited          North          Associates, Inc.,ATO,
Partnership      Carolina       Inc., a Non-Profit Corp.
                                and Gordon Blackwell        24      0%          534,000       374,000         780,000        554,000
                                                           ---     ---       ----------    ----------      ----------     ----------
                                                           752     70%     $ 15,325,000  $ 13,667,000    $ 30,008,000   $ 18,217,000
                                                           ===     ===       ==========    ==========      ==========     ==========

                                       6


                                       ------------------------------------------
                                          For the year ended December 31, 1998
                                       ------------------------------------------
                                                                                    Low Income Housing
                                                                                    Credits Allocated to
Partnership Name                               Rental Income            Net Loss    Partnership
---------------------------------------------------------------------------------  -----------------------
Ashford Place, a Limited Partnership           $     301,000       $    (191,000)                   98.99%

Belen Vista Associates, Limited
Partnership                                          326,000             (21,000)                   98.99%

Blessed Rock of El Monte                             656,000            (111,000)                   49.50%

Cleveland Apartments L.P.                             84,000            (219,000)                   99.98%

Cresent City Apartments                              148,000            (120,000)                   99.00%

Hilltop Apartments Ltd.                               62,000              (4,000)                   99.00%

Greyhound Associates I, L.P.                          59,000             (21,000)                   99.00%

Lamar Plaza Apts., L.P.                               46,000             (47,000)                   99.97%

Mesa Verde Apartments Limited
Partnership                                          227,000            (372,000)                   99.00%

Mountain Vista Associates Limited
Partnership                                          227,000              (9,000)                   98.99%

North Central Limited Partnership                          -                   -                    99.89%

Woodland, Ltd.                                        85,000             (72,000)                   99.98%

Wynwood Place, Limited Partnership                         -             (33,000)                   99.98%
                                                   ---------           ---------
                                               $   2,221,000       $  (1,220,000)
                                                   =========           =========

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 1,292 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                                         1998                 1997                 1996
                                                         ----                 ----                 ----
ASSETS
Cash and cash equivalents                     $     3,817,546      $     5,906,978      $     3,916,658
Due from affilates                                     52,835              276,775                    -
Subscriptions receivable                                    -                    -              861,250
Investments in limited partnerships, net           15,573,510           14,894,897            6,700,570
Interest receivable                                         -               76,622                4,475
Loans receivable                                       91,000              301,226              126,381
Other assets                                              500                  500                    -
                                                   ----------           ----------           ----------
                                              $    19,535,391      $    21,456,998      $    11,609,334
                                                   ==========           ==========           ==========

LIABILITIES
Due to limited partnerships                   $     1,657,666      $     2,880,839      $     4,267,232
Accrued fees and expenses due to general
  partner and affiliates                              121,498               52,203              291,396

PARTNERS' EQUITY                                   17,756,227           18,523,956            7,050,706
                                                   ----------           ----------           ----------
                                              $    19,535,391      $    21,456,998      $    11,609,334
                                                   ==========           ==========           ==========

                                       8

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended December 31, 1998 and 1997, and for the period from July 1, 1996 (Date Operations Commenced) to December 31, 1996:

                                                            1998                     1997                     1996
                                                            ----                     ----                     ----

Income (loss) from operations                      $      95,280          $        97,369           $      (17,505)

Equity in losses from limited partnerships            (1,010,334)                (334,756)                 (29,329)
                                                      ----------              -----------              -----------
Net loss                                           $    (915,054)         $      (237,387)          $      (46,834)
                                                      ==========              ===========              ===========
Net loss allocated to:
  General partner                                  $      (9,151)         $        (2,374)          $         (468)
                                                      ==========              ===========              ===========
  Limited partners                                 $    (905,903)         $      (235,013)          $      (46,366)
                                                      ==========              ===========              ===========
Net loss per limited partner unit                  $      (41.18)         $        (13.01)          $       (26.83)
                                                      ==========              ===========              ===========
Outstanding weighted limited partner units                22,000                   18,063                    1,728
                                                      ==========              ===========              ===========

                                                            1998                     1997                     1996
                                                            ----                     ----                     ----
Net cash provided by (used in):
  Operating activities                             $     297,891          $        94,732           $        4,010
  Investing activities                                (2,534,648)             (10,409,130)              (2,544,473)
  Financing activities                                   147,325               12,304,718                6,457,121
                                                      ----------              -----------              -----------
Net change in cash and cash equivalents               (2,089,432)               1,990,320                3,916,658
Cash and cash equivalents, beginning of period         5,906,978                3,916,658                        -
                                                      ----------              -----------              -----------
Cash and cash equivalents, end of period           $   3,817,546          $     5,906,978           $    3,916,658
                                                      ==========              ===========              ===========

                                                            1998                     1997                     1996
                                                            ----                     ----                     ----
Federal                                                       81                       20                       38
State                                                          -                        -                        -
                                                      ----------              -----------              -----------
Total                                              $          81          $            20           $           38
                                                      ==========              ===========              ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $3,818,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $15,574,000. Liabilities at December 31, 1998 were $1,658,000 due to limited partnerships, $110,000 of accrued annual management fees, and $11,000 of expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(915,000), reflecting an increase of $678,000 from the net loss experienced in 1997. The increase in net loss is primarily due to an increase in equity in losses from limited partnerships of $675,000, an increase in operating expenses of $8,000, offset by an increase in interest income of $5,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(237,000), reflecting an increase of $190,000 from the net loss experienced in 1996. The increase in net loss is primarily due to an increase in equity in losses from limited partnerships of $305,000, operating expenses increased by $95,000 and these were offset by an increase in interest income of $210,000.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(2,089,000), compared to net cash provided in 1997 of $1,990,000. The change was primarily due to a decrease in capital contributions of $14,214,000, a decrease in cash collected on notes receivable of $12,000. These decreases in cash collected were offset by a decrease in offering costs of $1,801,000, a decrease in advances from the General Partner or affiliate of $267,000, a decrease in cash expended on investing activities of $7,874,000, an increase in distributions from limited partnerships of $4,000, an increase in accrued fees and expenses due to the General Partner and affiliate of $41,000, a decrease in operating costs paid to third parties of $8,000, an increase in interest income of $6,000, and an increase in interest received of $149,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash provided in 1997 was $1,990,000, compared to $3,917,000 in 1996. The change was due primarily to an increase in cash used for investing activities of $7,588,000, an increase in cash spent on offering costs of $947,000, an increase in advances from the General Partner and affiliate of $267,000, an increase in due from affiliates of $277,000, an increase in cash paid to the General Partner and affiliate for fees and expenses of $30,000, an increase in operating costs paid to third parties of $21,000, and an increase in interest receivable of $72,000. Offset by an increase in capital contributions of $6,875,000, an increase in collections on notes receivable of $187,000, and an increase in interest income of $210,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4



We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnerships investment in limited partnerships audited by other auditors represented 60% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                             /s/ BDO SEIDMAN, LLP
                                             BDO SEIDMAN, LLP


Orange County, California
July 30, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1997 and for the period July 1, 1996 (date operations commenced) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 4 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 69% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 4 at December 31, 1997. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period July 1, 1996 (date operations commenced) to December 31, 1996, in conformity with generally accepted accounting principles.



                                             /s/ CORBIN & WERTZ
                                             CORBIN & WERTZ

Irvine, California
September 17, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                     1998               1997
                                                                     ----               ----

ASSETS
Cash and cash equivalents                                $      3,817,546  $       5,906,978
Loans receivable (Note 2)                                          91,000            301,226
Due from affiliates                                                52,835            276,775
Investments in limited
  partnerships (Note 3)                                        15,573,510         14,894,897
Interest receivable                                                     -             76,622
Other assets                                                          500                500
                                                             ------------       ------------
                                                         $     19,535,391  $      21,456,998
                                                             ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)              $      1,657,666  $       2,880,839
  Accrued fees and expenses due to General Partner
    and affiliate (Note 4)                                        121,498             52,203
                                                             ------------       ------------

         Total liabilities                                      1,779,164          2,933,042
                                                             ------------       ------------
Commitments and contingencies (Note 8)

Partners' equity (deficit) (Note 7):
  General partner                                                 (41,497)           (32,069)
  Limited partners (25,000 units authorized, 22,000
    units issued and outstanding)                              17,797,724         18,556,025
                                                             ------------       ------------

         Total partners' equity                                17,756,227         18,523,956
                                                             ------------       ------------

                                                         $     19,535,391  $      21,456,998
                                                             ============       ============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                                            1998                    1997                     1996
                                                            ----                    ----                     ----
Interest income                                 $        231,113        $        225,609        $          15,529
                                                     -----------             -----------              -----------
Operating expenses:
  Amortization (Note 3)                                   56,694                  42,034                    2,851
  Asset management fees (Note 4)                          59,351                  57,976                   23,139
  Other                                                   19,788                  28,230                    7,044
                                                     -----------             -----------              -----------
         Total operating expenses                        135,833                 128,240                   33,034
                                                     -----------             -----------              -----------

Income (loss) from operations                             95,280                  97,369                  (17,505)

Equity in losses from limited partnerships            (1,010,334)               (334,756)                 (29,329)
                                                     -----------             -----------              -----------

Net loss                                        $       (915,054)       $       (237,387)       $         (46,834)
                                                     ===========             ===========              ===========
Net loss allocable to:
  General partner                               $         (9,151)       $         (2,374)       $            (468)
                                                     ===========             ===========              ===========
  Limited partners                              $       (905,903)       $       (235,013)       $         (46,366)
                                                     ===========             ===========              ===========

Net loss per limited partner unit               $         (41.18)       $         (13.01)       $          (26.83)
                                                     ===========             ===========              ===========

Outstanding weighted limited partner units                22,000                  18,063                    1,728
                                                     ===========             ===========              ===========

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                                         General               Limited
                                                         Partner               Partners                    Total
                                                         -------               --------                    -----
Contribution from General Partner
  and initial limited partner                   $            100        $            900        $           1,000

Sale of limited partnership units,
  net of discount of $26,195                                   -               8,386,805                8,386,805

Offering expenses                                        (11,033)             (1,092,232)              (1,103,265)

Sale of limited partnership units issued
  for promissory notes receivable (Note 7)                     -                (187,000)                (187,000)

Net loss                                                    (468)                (46,366)                 (46,834)
                                                      ----------             -----------              -----------
Partners' equity (deficit) at
  December 31, 1996                                      (11,401)              7,062,107                7,050,706

Sale of limited partnership units,
  net of discount of $58,975                                   -              13,528,025               13,528,025

Offering expenses                                        (18,294)             (1,811,094)              (1,829,388)

Sale of limited partnership units issued
  for promissory notes receivable (Note 7)                     -                (175,000)                (175,000)

Collection on notes receivable                                 -                 187,000                  187,000

Net loss                                                  (2,374)               (235,013)                (237,387)
                                                      ----------             -----------              -----------
Partners' equity (deficit) at
  December 31, 1997                                      (32,069)             18,556,025               18,523,956

Offering expenses                                           (277)                (27,398)                 (27,675)

Collection on notes receivable                                 -                 175,000                  175,000

Net loss                                                  (9,151)               (905,903)                (915,054)
                                                      ----------             -----------              -----------
Partners' equity (deficit) at
  December 31, 1998                             $        (41,497)       $     17,797,724        $      17,756,227
                                                      ==========             ===========              ===========

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996

                                                            1998                    1997                     1996
                                                            ----                    ----                     ----
Cash flows from operating activities:
  Net loss                                     $        (915,054)      $        (237,387)      $          (46,834)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Amortization                                        56,694                  42,034                    2,851
      Equity in losses from limited
        partnerships                                   1,010,334                 334,756                   29,329
      Change in accrued fees and
        expenses due to General Partner
        and affiliate                                     69,295                  27,976                   23,139
      Change in interest receivable                       76,622                 (72,147)                  (4,475)
      Change in other assets                                   -                    (500)                       -
                                                 ---------------         ---------------         ----------------

  Net cash provided by operating activities              297,891                  94,732                    4,010
                                                 ---------------         ---------------         ----------------

Cash flows from investing activities:
  Investments in limited partnerships, net            (2,934,293)             (8,910,195)              (1,822,912)
  Due from affiliates                                    223,940                (276,775)                       -
  Distributions from limited partnerships                  3,744                       -                        -
  Loans receivable                                       210,226                (174,845)                (100,226)
  Capitalized acquisition cost and fees                  (38,265)             (1,047,315)                (621,335)
                                                ----------------         ---------------         ----------------

  Net cash used in investing activities               (2,534,648)            (10,409,130)              (2,544,473)
                                                ----------------         ---------------         ----------------

Cash flows from financing activities:
  Capital contributions from partners                          -              14,214,275                7,339,555
  Offering costs                                         (27,675)             (1,829,388)                (882,434)
  Collection on notes receivable                         175,000                 187,000                        -
  Advances from General Partner and
    affiliate                                                  -                (267,169)                       -
                                                 ---------------         ---------------         ----------------

  Net cash provided by financing activities              147,325              12,304,718                6,457,121
                                                 ---------------         ---------------         ----------------
Net increase (decrease) in cash and cash
  equivalents                                         (2,089,432)              1,990,320                3,916,658

Cash and cash equivalents, beginning of
  period                                               5,906,978               3,916,658                        -
                                                 ---------------         ---------------         ----------------

Cash and cash equivalents, end of period       $       3,817,546       $       5,906,978       $        3,916,658
                                                 ===============         ===============         ================

Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) to December 31, 1996




                                              1998                    1997                1996
                                              ----                    ----                ----
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

       Taxes paid                 $            800        $            800     $             -
                                   ===============         ===============       =============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

     During the year ended December 31, 1998 and the period ended December 31, 1996, the Partnership incurred, but did not pay, $574,471 and $4,267,232 of payables to limited partnerships respectively (in connection with its investments in limited partnerships).

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








                 See accompanying notes to financial statements
                                       18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4, a California Limited Partnership (the "Partnership"), was formed on July 26, 1995 under the laws of the state of California, and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on July 11, 1997 at which time 22,000 Units representing subscriptions in the amount of $21,914,830, net of discount of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328 and $2,932,653 as of December 31, 1998 and 1997, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnerships had cash equivalents of $0 and $5,650,595 at December 31, 1998 and 1997.

Concentration of Credit Risk

As of December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. Loans receivable with a balance of $110,000 at December 31, 1997 were collectible from one Local Limited Partnership, which was acquired in 1998. Loans receivable with a balance of $100,226 at December 31, 1997 were collectible from one Local Limited Partnership and were repaid to the Partnership in 1998. Loans receivable with a balance of $91,000 at December 31, 1998 and 1997, were collectible from one Local Limited Partnership and has not been repaid to the Partnership as of December 31, 1998.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 752 apartment units. As of December 31, 1998 construction or rehabilitation of 3 of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

The Partnership's investments in limited partnerships as reflected in the balance sheets at December 31, 1998 and 1997, are approximately $2,840,000 and $4,273,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1998, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                                                  1998                    1997
                                                                  ----                    ----

Investments per balance sheet, beginning of year      $     14,894,897        $      6,700,570

Capital contributions paid, net                              1,277,728               6,194,337

Capital contributions payable                                  433,392               1,329,465

Capitalized acquisition fees and costs                          38,265               1,047,315

Distributions received                                          (3,744)                      -

Equity in losses of limited partnerships                    (1,010,334)               (334,756)

Amortization of paid acquisition fees and costs                (56,694)                (42,034)
                                                         -------------           -------------
Investments per balance sheet, end of year            $     15,573,510        $     14,894,897
                                                         =============           =============

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    1998                    1997
                                                                                    ----                    ----
ASSETS

Buildings and improvements, net of accumulated depreciation
  for 1998 and 1997 of $1,292,000 and $409,000, respectively            $     30,282,000        $     28,089,000
Land                                                                           2,344,000               2,262,000
Construction in progress                                                       1,244,000                 545,000
Other assets (including due from related parties at
  December 31, 1998 and 1997 of $322,000 and
  $36,000, respectively)                                                       3,288,000               2,247,000
                                                                           -------------           -------------
                                                                        $     37,158,000        $     33,143,000
                                                                           =============           =============
LIABILITIES

Mortgage and construction loans payable                                 $     18,217,000        $     17,372,000
Other liabilities (including due to related parties at December 31,
  1998 and 1997 of $2,765,000 and $2,238,000, respectively)                    3,305,000               2,476,000
                                                                           -------------           -------------
                                                                              21,522,000              19,848,000
                                                                           -------------           -------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                                 12,734,000              10,622,000
WNC Housing Tax Credit Fund V, L.P., Series 3                                  2,391,000               2,021,000
Other partners                                                                   511,000                 652,000
                                                                           -------------           -------------
                                                                              15,636,000              13,295,000
                                                                           -------------           -------------
                                                                        $     37,158,000        $     33,143,000
                                                                           =============           =============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                         1998                    1997
                                                         ----                    ----
Revenues                                    $       2,333,000       $         944,000

Expenses:
  Operating expenses                                1,821,000                 667,000
  Interest expense                                    808,000                 333,000
  Depreciation and amortization                       924,000                 347,000
                                                 ------------            ------------
Total expenses                                      3,553,000               1,347,000
                                                 ------------            ------------

Net (loss)                                  $      (1,220,000)      $        (403,000)
                                                 ============            ============

Net (loss) allocable to the Partnership     $      (1,010,000)      $        (335,000)
                                                 ============            ============

Net (loss) recorded by the Partnership      $      (1,010,000)      $        (335,000)
                                                 ============            ============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 1997, due from affiliates consisted of an overpayment of commissions totaling $65,875 and an advance to an affiliate for the purchase of a certain Local Limited Partnership interest totaling $210,900. As of December 31, 1998, due from affiliates consisted of an overpayment of commissions totaling $52,835.

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $1,571,597. Accumulated amortization of these capitalized costs was $93,984 and $41,592 as of December 31, 1998 and 1997, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $156,589 and $118,324, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $7,595 and $3,293 as of December 31, 1998 and 1997, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996


NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $59,351, $57,976 and $23,139 were incurred for 1998, 1997 and 1996, respectively, of which $30,000 was paid during 1997. No management fees were paid during 1996 or 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:
                                             1998                    1997
                                             ----                    ----

Asset management fee payable     $        110,466        $         51,115

Advances from WNC                          11,032                   1,088
                                     ------------            ------------

                                 $        121,498        $         52,203
                                     ============            ============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

The  Partnership  had  received   subscriptions  for  175  units  consisting  of
promissory notes of $175,000 as of December 31, 1997, all of which were collected in 1998. As of December 31, 1996, the Partnership had subscriptions for 1,049 units consisting of receivables of $861,250, net of discounts of $750, and promissory notes of $187,000, all of which were collected in 1997. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, with interest at the rate of 9.75% per annum and due no later than 13 months after the subscription date.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1998 and 1997, and
                  For The Period July 1, 1996 (Date Operations
                         Commenced) To December 31, 1996

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Partnership acquired one additional Local Limited Partnership interest which committed the Partnership to additional capital contributions of $414,000, of which $0 has been advanced as of December 31, 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of direct-ors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. Through December 31, 1998, the aggregate amount of acquisition fees paid was approximately $1,571,600.

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $59,351 were incurred for the year ended 1998, of which none were paid in 1998.

(d) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(e) Acquisition Expense. Acquisition expenses are reimbursed to the General Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of December 31, 1998 the Partnership incurred acquisition expense reimbursements of $156,589.

(f) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $17,771 for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations for the years ended December 31, 1998 and 1997, and the period July 1, 1996 (Date operations commenced) through December 31, 1996.
         Statements of Partners' Equity for the years ended December 31, 1998 and 1997, and the period July 1, 1996 (Date operations commenced) through December 31, 1996.
         Statements of Cash Flows for the years ended December 31, 1998 and 1997, and the period July 1, 1996 (Date operations commenced through December 31, 1996.
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV herof:

         Report of Independent Certified Public Accountants on Financial  State-
           ment Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

 (b)     Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incorpor ated. The Partnership Agreement is included as Exhibit 2.1 to the Form 8-A12G dated May 5, 1996.

3.2      First Amendment to Agreement of Limited Partnership included as Exhibit
         2.2 to the Form 8-A12G dated May 5, 1996.

10.1 Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 10.1.

10.2     Agreement of Limited Partnership of Crescent City  Apartments  filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 10.2.

10.3 Agreement of Limited Partnership of Ashford Place, a Limited Partner-ship filed as exhibit 10.1 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 10.3

10.4 Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apts., L. P. filed as exhibit 10.2 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Woodland, Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated March 6, 1997 is herein incorporated by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Hilltop Apart-ments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 27, 1997 is herein incorporated by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Mountain Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 27, 1997 is herein incorporated by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Belen Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Cur-rent Report dated May 5, 1997 is here in incorporated by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Greyhound Associates I, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 20, 1997 is herein incorporated by reference as exhibit 10.10.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audit referred to in our report dated July 30, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.


                                              /s/ BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP

Orange County, California
July 30, 1999

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships

                                              --------------------------------------------------------------------------------------
                                                                             As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited     Shawnee,
Partnership                  Oklahoma         $      2,317,000   $  2,069,000    $ 2,435,000   $  5,065,000   $ 127,000  $ 4,938,000

Belen Vista Associates,      Belen,
Limited Partnership          New Mexico                416,000        416,000      1,539,000      1,771,000     118,000    1,653,000

Blessed Rock of El Monte     El Monte,
                             California              2,511,000      2,511,000      3,841,000      9,289,000     279,000    9,010,000

Cleveland Apartments L.P.    Coffeyville,
                             Kansas                    552,000        397,000        654,000        841,000      17,000      824,000

Cresent City Apartments      Cresent City,
                             California              1,192,000        715,000      1,976,000      2,972,000     271,000    2,701,000

Hilltop Apartments Ltd.      Prairie View,
                             Texas                     121,000         72,000        447,000        583,000      22,000      561,000

Greyhound Associates         Windsor,
I, L.P.                      Missouri                  642,000        578,000        633,000      1,362,000      34,000    1,328,000

Lamar Plaza Apts., L.P.      Lamar,
                             Missouri                  738,000        716,000        864,000      1,697,000      56,000    1,641,000

Mesa Verde Apartments        Roswell,
Limited Partnership          New Mexico              3,941,000      3,846,000      2,459,000      6,161,000     185,000    5,976,000

Mountain Vista Associates    Los Alamos,
Limited Partnership          New Mexico                315,000        315,000      1,444,000      1,574,000      91,000    1,483,000

North Central Limited        New York,
Partnership                  New York                  758,000        500,000         75,000        441,000           -      441,000

Woodland, Ltd.               Marion,
                             Alabama                 1,288,000      1,158,000      1,296,000      2,533,000      92,000    2,441,000


WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships

                                              --------------------------------------------------------------------------------------
                                                                             As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name             Location         Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Wynwood Place,               Raleigh, North
Limited Partnership          Carolina                534,000          374,000        554,000       873,000            -      873,000
                                                  ----------       ----------     ----------    ----------    ---------   ----------
                                              $   15,325,000     $ 13,667,000   $ 18,217,000  $ 35,162,000  $ 1,292,000 $ 33,870,000
                                                  ==========       ==========     ==========    ==========    =========   ==========



WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships

                             -------------------------------------------------------------------------------------------
                                                        For the year ended December 31, 1998
                             -------------------------------------------------------------------------------------------
                                                                          Year
                                                                         Investment                    Estimated Useful
Partnership Name                      Rental Income           Net Loss   Acquired       Status         Life (Years)
------------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                         $     301,000       $    (191,000)      1996       Completed                     40

Belen Vista Associates,
Limited Partnership                       326,000             (21,000)      1997       Completed                   27.5

Blessed Rock of El Monte                  656,000            (111,000)      1996       Completed                     40

Cleveland Apartments L.P.                  84,000            (219,000)      1998          1999                     27.5

Cresent City Apartments                   148,000            (120,000)      1996       Completed                   27.5

Hilltop Apartments Ltd.                    62,000              (4,000)      1997       Completed                     30

Greyhound Associates I, L.P.               59,000             (21,000)      1997       Completed                     40

Lamar Plaza Apts., L.P.                    46,000             (47,000)      1997       Completed                     40

Mesa Verde Apartments
Limited Partnership                       227,000            (372,000)      1997       Completed                     40

Mountain Vista Associates
Limited Partnership                       227,000              (9,000)      1997       Completed                   27.5

North Central Limited
Partnership                                     -                   -       1998          2000       Under Construction

Woodland, Ltd.                             85,000             (72,000)      1997       Completed                     40

Wynwood Place, Limited
Partnership                                     -             (33,000)      1998          1999       Under Construction
                                        ---------            ---------
                                    $   2,221,000       $  (1,220,000)
                                        =========           =========


                                       36

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4


By:  WNC & Associates, Inc.   General Partner



By:  /s/ John B. Lester, Jr
John B. Lester, Jr.           President of WNC & Associates, Inc.

Date: August 11, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.
Chairman of the Board of WNC & Associates, Inc.

Date: August 11, 1999



By: /s/ John B. Lester, Jr
John B. Lester, Jr.
President of WNC & Associates, Inc.

Date: August 11, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 11, 1999



By:  /s/ David N. Shafer
David N. Shafer
Director of WNC & Associates, Inc.

Date: August 11, 1999