Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1999-08-31
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 0  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended ___________________

                                       OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

Item 1.  Business

PART I.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") or ("Series 4") was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

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

As of March 31, 1999 the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing. The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates and for the periods indicated.

                                                                ---------------------------- ---------------------------------------
                                                                    As of March 31, 1999            As of December 31, 1998
                                                                ---------------------------- ---------------------------------------
                                                                Partnership's     Amount of                 Estimated   Encumbrances
                                                                Total Investment  Investment Number         Low Income  of Local
                                                                in Local Limited  Paid       of      Occu   Housing     Limited
Partnership Name          Location       General Partner Name   Partnerships      to Date    Units   pancy  Credits     Partnerships
-------------------------------------------------------------------------------------------- ---------------------------------------
Ashford Place, a Limited  Shawnee,       The Cowen Group, LLC    $  2,317,000 $  2,317,000    100     69% $  3,931,000  $  2,435,000
Partnership               Oklahoma

Belen Vista Associates,   Belen, New     Monarch Properties, Inc.
Limited Partnership       Mexico         and Low Income Housing
                                         Foundation of NM             416,000      416,000     57    100%      714,000     1,539,000

Blessed Rock of El Monte  El Monte,      Everland, Inc.             2,511,000    2,511,000    137    100%    8,899,000     3,841,000
                          California

Cleveland Apartments L.P. Coffeyville,   Williams Management and
                          Kansas         Consulting, Inc. and
                                         Eastern Housing Corp.        552,000      396,000     48     21%      737,000       654,000

Cresent City Apartments   Cresent City,  Cresent City Surf, Inc.    1,192,000      715,000     56     86%    2,221,000     1,976,000
                          California

D. Hilltop Apartments     Prairie View,  Donald W. Sowell             102,000       87,000     24    100%      187,000       447,000
Ltd.                      Texas

Greyhound Associates I,   Windsor,       WCM Community
L.P.                      Missouri       Development Corp.            642,000      642,000     24     96%    1,128,000       633,000

Lamar Plaza Apts., L.P.   Lamar,         MBL Development Co.          738,000      716,000     28     86%    1,230,000       864,000
                          Missouri

                                                                ---------------------------- ---------------------------------------
                                                                    As of March 31, 1999            As of December 31, 1998
                                                                ---------------------------- ---------------------------------------
                                                                Partnership's     Amount of                 Estimated   Encumbrances
                                                                Total Investment  Investment Number         Low Income  of Local
                                                                in Local Limited  Paid       of      Occu   Housing     Limited
Partnership Name          Location       General Partner Name   Partnerships      to Date    Units   pancy  Credits     Partnerships
-------------------------------------------------------------------------------------------- ---------------------------------------
Mesa Verde Apartments     Roswell, New   Trianon-Mesa Verde, LLC    3,941,000    3,846,000    142     58%    6,472,000     2,459,000
Limited Partnership       Mexico

Mountain Vista            Los Alamos,    Monarch Properties, Inc.
Associates Limited        New Mexico     and Low Income Housing
Partnership                              Foundation of NM             315,000      315,000     52     96%      543,000     1,444,000

North Central Limited     New York,      City and Suburban
Partnership               New York       Development Corp.            758,000      500,000     18      0%    1,054,000        75,000

Woodland, Ltd.            Marion,        ACHR Corp.                 1,288,000    1,288,000     42     95%    2,112,000     1,296,000
                          Alabama

Wynwood Place, Limited    Raleigh,       Regency Investment
Partnership               North          Associates, Inc., ATO,
                          Carolina       Inc., a Non-Profit Corp.
                                         and Gordon Blackwell.        534,000      374,000     24      0%      780,000       554,000
                                                                   ----------   ----------    ---    ----   ----------    ----------
                                                                 $ 15,306,000 $ 14,123,000    752     70% $ 30,008,000  $ 18,217,000
                                                                   ==========   ==========    ===    ====   ==========    ==========

                                       6

                                       ------------------------------------------------------------------
                                                       For the year ended December 31, 1998
                                       ------------------------------------------------------------------
                                                                                    Low Income Housing
                                                                                    Credits Allocated to
Partnership Name                          Rental Income            Net Loss         Partnership
---------------------------------------------------------------------------------------------------------
Ashford Place, a Limited Partnership      $     301,000      $     (191,000)                   98.99%

Belen Vista Associates, Limited
Partnership                                     326,000             (21,000)                   98.99%

Blessed Rock of El Monte                        656,000            (111,000)                   49.50%

Cleveland Apartments L.P.                        84,000            (219,000)                   99.98%

Crescent City Apartments                        148,000            (120,000)                   99.00%

D. Hilltop Apartments Ltd.                       62,000              (4,000)                   99.00%

Greyhound Associates I, L.P.                     59,000             (21,000)                   99.00%

Lamar Plaza Apts., L.P.                          46,000             (47,000)                   99.97%

Mesa Verde Apartments Limited
Partnership                                     227,000            (372,000)                   99.00%

Mountain Vista Associates Limited
Partnership                                     227,000              (9,000)                   98.99%

North Central Limited Partnership                     -                   -                    99.89%

Woodland, Ltd.                                   85,000             (72,000)                   99.98%

Wynwood Place, Limited Partnership                    -             (33,000)                   99.98%
                                              ---------           ---------
                                          $   2,221,000      $   (1,220,000)
                                              =========           =========

                                       7

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

(b)  At March 31, 1999, there were 1,301 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                          March 31                               December 31
                                 ----------------------------    -------------------------------------------
                                        1999            1998            1998            1997            1996
                                        ----            ----            ----            ----            ----
                                                  (Unaudited)
ASSETS
Cash and cash equivalents      $   3,460,935   $   5,318,484   $   3,817,546   $   5,906,978  $    3,916,658
Due from affiliates                   52,835         286,900          52,835         276,775               -
Subscriptions receivable                   -               -               -               -         861,250
Investments in limited
  partnerships, net               15,345,027      14,723,512      15,573,510      14,894,897       6,700,570
Interest receivable                        -          37,182               -          76,622           4,475
Loans receivable                      12,080         301,226          91,000         301,226         126,381
Other assets                             500             500             500             500               -
                                  ----------      ----------      ----------      ----------      ----------
                               $  18,871,377   $  20,667,804   $  19,535,391   $  21,456,998  $   11,609,334
                                  ==========      ==========      ==========      ==========      ==========
LIABILITIES
Due to limited partnerships    $   1,182,870   $   2,062,335   $   1,657,666   $   2,880,839  $    4,267,232
Accrued fees and expenses
  due to general
  partner and affiliates             181,131          68,423         121,498          52,203         291,396

PARTNERS' EQUITY                  17,507,376      18,537,046      17,756,227      18,523,956       7,050,706
                                  ----------      ----------      ----------      ----------      ----------
                               $  18,871,377   $  20,667,804   $  19,535,391   $  21,456,998  $   11,609,334
                                  ==========      ==========      ==========      ==========      ==========

                                       8

Selected results of operations, cash flows, and other information for the Partnership is as follows for the for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, and for the period from July 1, 1996 (Date Operations Commenced) to December 31, 1996:

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----
Income (loss) from operations         $       586   $      18,142   $      95,280   $      97,369   $     (17,505)

Equity in losses from limited
  partnerships                           (249,437)       (153,500)     (1,010,334)       (334,756)        (29,329)
                                       ----------      ----------      ----------      ----------      ----------

Net loss                              $  (248,851)  $    (135,358)  $    (915,054)  $    (237,387)  $     (46,834)
                                       ==========      ==========      ==========      ==========      ==========
Net loss allocated to:
   General partner                    $    (2,489)  $      (1,354)  $      (9,151)  $      (2,374)  $        (468)
                                       ==========      ==========      ==========      ==========      ==========

   Limited partners                   $  (246,362)  $    (134,004)  $    (905,903)  $    (235,013)  $     (46,366)
                                       ==========      ==========      ==========      ==========      ==========
Net loss per limited partner
  unit                                $    (11.20)  $       (6.09)  $      (41.18)  $      (13.01)  $      (26.83)
                                       ==========      ==========      ==========      ==========      ==========
Outstanding weighted limited
  partner units                            22,000          22,000          22,000          18,063           1,728
                                       ==========      ==========      ==========      ==========      ==========

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----
Net cash provided by (used in):
  Operating activities                $    75,111   $      77,854   $     297,891   $      94,732   $       4,010
  Investing activities                   (431,722)       (814,796)     (2,534,648)    (10,409,130)     (2,544,473)
  Financing activities                          -         148,448         147,325      12,304,718       6,457,121
                                       ----------      ----------      ----------      ----------      ----------
Net change in cash and cash
  equivalents                            (356,611)       (588,494)     (2,089,432       1,990,320       3,916,658

Cash and cash equivalents,
  beginning of period                   3,817,546       5,906,978       5,906,978       3,916,658               -
                                       ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents, end
  of period                           $ 3,460,935   $   5,318,484   $   3,817,546   $   5,906,978   $   3,916,658
                                       ==========      ==========      ==========      ==========      ==========

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----

Federal                             $           -   $           -   $          81   $          20  $           38
State                                           -               -               -               -               -
                                       ----------      ----------      ----------      ----------      ----------

Total                               $           -   $           -   $          81   $          20  $           38
                                       ==========      ==========      ==========      ==========      ==========

                                       9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 December 31, 1998 consisted primarily of $3,461,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $15,345,000. Liabilities at March 31, 1999 were $1,183,000 due to limited partnerships, $118,000 of accrued annual management fees, $59,000 of accrued acquisition fees and $4,000 of expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(249,000), reflecting an increase of $114,000 from the net loss experienced for the three months ended March 31, 1998. The change is primarily due to an increase in equity in losses from limited partnerships of $95,000, an increase in operating expenses of $7,000 offset by a decrease in interest income of $10,000.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net decrease in cash during the three months ended March 31, 1999 was $(357,000), compared to a net decrease in cash for the three months ended March 31, 1998 of $(588,000). The change was due primarily to a decrease in cash used for investing activities of $301,000, an increase in cash provided by repayments of loans receivable of $79,000 offset by a decrease in capital contributions of $150,000.

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

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently foreseeable future cash requirements.

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

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 63% and 60% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/ BDO SEIDMAN, LLP
                                           BDO SEIDMAN, LLP

Orange County, California
August 25, 1999

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



                                              /s/ CORBIN & WERTZ
                                             CORBIN & WERTZ
Irvine, California
September 17, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998            1998             1997
                                                            ----             ----            ----             ----
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                         $    3,460,935   $    5,318,484   $    3,817,546  $    5,906,978
Loans receivable (Note 2)                                 12,080          301,226           91,000         301,226
Due from affiliates                                       52,835          286,900           52,835         276,775
Investments in limited partnerships (Note 3)          15,345,027       14,723,512       15,573,510      14,894,897
Interest receivable                                            -           37,182                -          76,622
Other assets                                                 500              500              500             500
                                                      ----------       ----------       ----------      ----------
                                                  $   18,871,377   $   20,667,804   $   19,535,391  $   21,456,998
                                                      ==========       ==========       ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)       $    1,182,870   $    2,062,335   $    1,657,666  $    2,880,839
  Accrued fees and expenses due to General
    Partner and affiliates (Note 4)                      181,131           68,423          121,498          52,203
                                                      ----------       ----------       ----------      ----------

     Total liabilities                                 1,364,001        2,130,758        1,779,164       2,933,042
                                                      ----------       ----------       ----------      ----------
Commitments and contingencies (Note 8)

Partners' equity (deficit) (Note 7)
  General partner                                        (43,986)         (33,439)         (41,497)        (32,069)
  Limited partners (25,000 units authorized,
    22,000 units issued and outstanding)              17,551,362       18,570,485       17,797,724      18,556,025
                                                      ----------       ----------       ----------      ----------

     Total partners' equity                           17,507,376       18,537,046       17,756,227      18,523,956
                                                      ----------       ----------       ----------      ----------
                                                  $   18,871,377   $   20,667,804   $   19,535,391  $   21,456,998
                                                      ==========       ==========       ==========      ==========

                 See accompanying notes to financial statements
                                       15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----
                                                       (Unaudited)
Interest income                     $      39,963   $      49,943   $     231,113   $     225,609   $      15,529
                                       ----------      ----------      ----------      ----------      ----------
Operating expenses:
  Amortization (Note 3)                    14,892          14,177          56,694          42,034           2,851
  Asset management fees (Note 4)           15,125          14,794          59,351          57,976          23,139
  Other                                     9,360           2,830          19,788          28,230           7,044
                                       ----------      ----------      ----------      ----------      ----------

    Total operating expenses               39,377          31,801         135,833         128,240          33,034
                                       ----------      ----------      ----------      ----------      ----------

Income (loss) from operations                 586          18,142          95,280          97,369         (17,505)

Equity in income losses of
  limited partnerships (Note 3)          (249,437)       (153,500)     (1,010,334)       (334,756)        (29,329)
                                       ----------      ----------      ----------      ----------      ----------

Net loss                            $    (248,851)  $    (135,358)  $    (915,054)  $    (237,387)  $     (46,834)
                                       ==========      ==========      ==========      ==========      ==========
Net loss allocated to:
  General partner                   $      (2,489)  $      (1,354)  $      (9,151)  $      (2,374)  $        (468)
                                       ==========      ==========      ==========      ==========      ==========

  Limited partners                  $    (246,362)  $    (134,004)  $    (905,903)  $    (235,013)  $     (46,366)
                                       ==========      ==========      ==========      ==========      ==========

Net loss per limited partner unit   $      (11.20)  $       (6.09)  $      (41.18)  $      (13.01)  $      (26.83)
                                       ==========      ==========      ==========      ==========      ==========
Outstanding weighted limited
  partner units                            22,000          22,000          22,000          18,063           1,728
                                       ==========      ==========      ==========      ==========      ==========

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

                                                                  General            Limited
                                                                  Partner            Partners               Total
                                                                  -------            --------               -----
Contribution from General Partner and initial limited
  partner                                                   $         100        $        900      $        1,000

Sale of limited partnership units, net of discounts
  of $26,195                                                            -           8,386,805           8,386,805

Offering expenses                                                 (11,033)         (1,092,232)         (1,103,265)

Sale of limited partnership units issued for
  promissory notes receivable (Note 7)                                  -            (187,000)           (187,000)

Net loss                                                             (468)            (46,366)            (46,834)
                                                               ----------         -----------         -----------

Partners' equity (deficit) at December 31, 1996                   (11,401)          7,062,107           7,050,706

Sale of limited partnership units, net of discount of
  $58,975                                                               -          13,528,025          13,528,025

Offering expenses                                                 (18,294)         (1,811,094)         (1,829,388)

Sale of limited partnership units issued for
  promissory notes receivable (Note 7)                                  -            (175,000)           (175,000)

Collection on notes receivable                                          -             187,000             187,000

Net loss                                                           (2,374)           (235,013)           (237,387)
                                                               ----------         -----------         -----------

Partners' equity (deficit) at December 31, 1997                   (32,069)         18,556,025          18,523,956

Offering expenses                                                    (277)            (27,398)            (27,675)

Collection on notes receivable                                          -             175,000             175,000

Net loss                                                           (9,151)           (905,903)           (915,054)
                                                               ----------         -----------         -----------

Partners' equity (deficit), December 31, 1998                     (41,497)         17,797,724          17,756,227

Net loss                                                           (2,489)           (246,362)           (248,851)
                                                               ----------         -----------         -----------

Partners' equity (deficit) at March 31, 1999                $     (43,986)      $  17,551,362      $   17,507,376
                                                               ==========         ===========         ===========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----
                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                             $ (248,851)    $  (135,358)   $   (915,054)    $  (237,387)     $  (46,834)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
    Amortization                           14,892          14,177          56,694          42,034           2,851
    Equity in losses from limited
      partnerships                        249,437         153,500       1,010,334         334,756          29,329
    Change in accrued fees and
      expenses due to General
      Partner and affiliate                59,633          16,220          69,295          27,976          23,139
    Change in interest receivable               -               -          76,622         (72,147)         (4,475)
    Change in other assets                      -          29,315               -            (500)              -
                                       ----------      ----------      ----------      ----------     -----------
  Net cash provided by operating
    activities                             75,111          77,854         297,891          94,732           4,010
                                       ----------      ----------      ----------      ----------     -----------
Cash flows from investing activities:
  Investments in limited                 (455,608)       (818,504)     (2,934,293)     (8,910,195)     (1,822,912)
    partnerships, net
  Due from affiliates                           -               -         223,940        (276,775)              -
  Distributions from limited                3,744           3,744           3,744               -               -
    partnerships
  Loans receivable                         78,920               -         210,226        (174,845)       (100,226)
  Capitalized   acquisition   cost
    and fees                              (58,778)            (36)        (38,265)     (1,047,315)       (621,335)
                                       ----------      ----------      ----------      ----------     -----------
  Net cash used in investing
    activities                           (431,722)       (814,796)     (2,534,648)    (10,409,130)     (2,544,473)
                                       ----------      ----------      ----------      ----------     -----------
Cash flows from financing activities:
  Capital contributions from
    partners                                    -         150,000               -      14,214,275       7,339,555
  Offering costs                                -          (1,552)        (27,675)     (1,829,388)       (882,434)
  Collection on notes receivable                -               -         175,000         187,000               -
  Advances from General Partner
    and affiliate                               -               -               -        (267,169)              -
                                       ----------      ----------      ----------      ----------     -----------
  Net cash provided by financing
    activities                                  -         148,448         147,325      12,304,718       6,457,121
                                       ----------      ----------      ----------      ----------     -----------

Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

                                               March 31                               December 31
                                      ----------------------------    --------------------------------------------
                                             1999            1998            1998            1997            1996
                                             ----            ----            ----            ----            ----
                                                       (Unaudited)
Net increase (decrease) in cash
  and cash equivalents                   (356,611)       (588,494)     (2,089,432)      1,990,320       3,916,658

Cash and cash equivalents,
  beginning of period                   3,817,546       5,906,978       5,906,978       3,916,658               -
                                       ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents, end
  of period                         $   3,460,935   $   5,318,484   $   3,817,546   $   5,906,978  $    3,916,658
                                       ==========      ==========      ==========      ==========      ==========
SUPPLEMENTAL
  DISCLOSURE OF CASH
  FLOW INFORMATION:
  Taxes paid                        $           -   $           -   $         800   $         800  $            -
                                       ==========      ==========      ==========      ==========      ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During the year ended December 31, 1998 and the period ended December 31, 1996, the Partnership incurred, but did not pay, $574,471 and $4,267,232 of payables to limited partnerships respectively (in connection with its investments in limited partnerships).

   During the year and period ended December 31, 1997 and 1996, respectively the Partnership incurred, but did not pay $27,976 and $23,139 in management fees, respectively.

   During the period ended December 31, 1996, the Partnership incurred, but did not pay $220,831 of payables to an affiliate for offering and acquisition expenses.

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


                 See accompanying notes to financial statements
                                       19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328, $2,960,328 and $2,932,653 as of March 31, 1999 and December 31, 1998
and 1997, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnerships had cash equivalents of $0, $0 and $5,650,595 as of March 31, 1999, and December 31, 1998 and 1997, respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. Loans receivable with a balance of $110,000 at December 31, 1997 were collectible from one Local Limited Partnership, which was acquired in 1998. Loans receivable with a balance of $100,226 at December 31, 1997 were collectible from one Local Limited Partnership and were repaid to the Partnership in 1998. Loans receivable with a balance of $91,000 at December 31, 1998 and 1997, were collectible from one Local Limited Partnership and has been partially repaid to the Partnership as of March 31, 1999.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 1999 and December 31, 1998 and 1997, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 752 apartment units. As of March 31, 1999 and December 31, 1998 and 1997 construction or rehabilitation of 3 of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 1999, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                            For the Three
                                                             Months Ended             For the Years Ended
                                                               March 31                   December 31
                                                           ---------------    ----------------------------------
                                                                     1999               1998                1997
                                                                     ----               ----                ----
Investments per balance sheet, beginning of period       $     15,573,510   $     14,894,897    $      6,700,570
Capital contributions                                             (19,187)         1,277,728           6,194,337
Capital contributions payable                                           -            433,392           1,329,465
Capitalized acquisition fees and costs                             58,777             38,265           1,047,315
Distributions received                                             (3,744)            (3,744)                  -
Equity in losses of limited partnerships                         (249,437)        (1,010,334)           (334,756)
Amortization of paid acquisition fees and costs                   (14,892)           (56,694)            (42,034)
                                                              -----------        -----------         -----------

Investments in limited partnerships, end of period       $     15,345,027   $     15,573,510    $     14,894,897
                                                              ===========        ===========         ===========

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                       1998                1997
                                                                       ----                ----
ASSETS
Buildings and improvements, net of accumulated
  depreciation for 1998 and 1997 of $1,292,000 and
  $409,000, respectively                                   $     30,282,000    $     28,089,000
Land                                                              2,344,000           2,262,000
Construction in progress                                          1,244,000             545,000
Other assets (including due from related parties at
  December 31, 1998 and 1997 of $322,000 and
  $36,000, respectively)                                          3,288,000           2,247,000
                                                                -----------         -----------

                                                           $     37,158,000    $     33,143,000
                                                                ===========         ===========
LIABILITIES

Mortgage and construction loans payable                    $     18,217,000    $     17,372,000
Other liabilities (including due to related parties at
  December 31, 1998 and 1997 of $2,765,000 and
  $2,238,000, respectively)                                       3,305,000           2,476,000
                                                                -----------         -----------

                                                                 21,522,000          19,848,000
                                                                -----------         -----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                    12,734,000          10,622,000
WNC Housing Tax Credit Fund V, L.P., Series 3                     2,391,000           2,021,000
Other partners                                                      511,000             652,000
                                                                -----------         -----------

                                                                 15,636,000          13,295,000
                                                                -----------         -----------

                                                           $     37,158,000    $     33,143,000
                                                                ===========         ===========

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                         1998              1997
                                                         ----              ----

Revenues                                     $      2,333,000    $      944,000
                                                 ------------       -----------
Expenses:
  Operating expenses                                1,821,000           667,000
  Interest expense                                    808,000           333,000
  Depreciation and amortization                       924,000           347,000
                                                 ------------       -----------

Total expenses                                      3,553,000         1,347,000
                                                 ------------       -----------

Net (loss)                                   $     (1,220,000)   $     (403,000)
                                                 ============       ===========

Net (loss) allocable to the Partnership      $     (1,010,000)   $     (335,000)
                                                 ============       ===========

Net (loss) recorded by the Partnership       $     (1,010,000)   $     (335,000)
                                                 ============       ===========

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 1997, due from affiliates consisted of an overpayment of commissions totaling $65,875 and an advance to an affiliate for the purchase of a certain Local Limited Partnership interest totaling $210,900. As of March 31, 1999 and December 31, 1998, due from affiliates consisted of an overpayment of commissions totaling $52,835.

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition fees of $1,630,375, $1,571,597 and $1,571,597, respectively. Accumulated amortization of these capitalized costs was $107,571, $93,984 and $41,592 for March 31, 1999 and December 31,
     1998, 1997, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $156,589, $156,589 and $118,324, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $8,900, $7,595 and $3,293 as of March 31, 1999 and December 31, 1998 and 1997,
     respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $15,125 were incurred for the three months ended March 31, 1999, and fees of $59,351, $57,976 and $23,139 were incurred for 1998, 1997 and 1996, respectively, of which $7,779 was paid during 1999 and $30,000 was paid during 1997. No management fees were paid during 1996 or 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:
                                         March 31            December 31
                                      -------------   ------------------------
                                              1999         1998           1997
                                              ----         ----           ----

Asset management fee payable          $    117,816   $  110,466    $    51,115

Acquisition fee payable                     58,778            -              -

Advances from WNC                            4,537       11,032          1,088
                                         ---------     --------       --------

Total                                 $    181,131   $  121,498    $    52,203
                                         =========     ========       ========

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
 For The Years Ended December 31, 1998 and 1997 and For The Period July 1, 1996
                (Date Operations Commenced) to December 31, 1996

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Partnership acquired one additional Local Limited Partnership interest which committed the Partnership to additional capital contributions of $414,000, of which $0 has been advanced as of March 31, 1999.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. As of March 31, 1999 and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,630,000 and $1,571,600, respectively.

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $15,125 and $59,351 were incurred for the three months ended March 31, 1999 and the year ended December 31, 1998, of which, $7,779 were paid in 1999 and none were paid in 1998.

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

(e)  Acquisition  Expense.  Acquisition  expenses are  reimbursed to the General
     Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of March 31, 1999 and December 31, 1998 the Partnership incurred acquisition expense reimbursements of $156,589.

(f) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $17,771 for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999 and 1998 (Unaudited) and December 31,
           1998 and 1997
         Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited) and for the years ended December 31, 1998 and 1997 and the period July 1, 1996 (Date Operations Commenced) through December 31, 1996
         Statements of  Partners'  Equity  (Deficit)  for the three months ended
           March 31, 1999 and for the years ended December 31, 1998 and 1997 and the period July 1, 1996 (Date Operations Commenced) through December 31, 1996
         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited) and for the years ended December 31, 1998 and 1997 and the period July 1, 1996 (Date Operations Commenced) through December 31, 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified  Public Accountants on Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1      Articles of incorporation and by-laws: The registrant is not incorpora-
         ted.  The   Partnership  Agreement  is  included  as Exhibit 2.1 to the
         Form 8-A12G dated May 5, 1996.

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

10.6 Amended and estated Agreement of Limited Partnership of Mesa Verde Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Cur-rent Report dated March 6, 1997 is herein incorporated by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 27, 1997 is herein incorporated by reference as exhibit 10.7.

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

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audits referred to in our report dated August 25, 1999 relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                          /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP

Orange County, California
August 25, 1999

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ------------------------------   --------------------------------------------------
                                                        As of March 31, 1999                    As of December 31, 1998
                                                 ------------------------------   --------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Ashford Place, a Limited            Shawnee,
Partnership                         Oklahoma       $   2,317,000  $   2,317,000  $  2,435,000 $  5,065,000  $   127,000 $  4,938,000

Belen Vista Associates, Limited     Belen,
Partnership                         New Mexico           416,000        416,000     1,539,000    1,771,000      118,000    1,653,000

Blessed Rock of El Monte            El Monte,
                                    California         2,511,000      2,511,000     3,841,000    9,289,000      279,000    9,010,000

Cleveland Apartments L.P.           Coffeyville,
                                    Kansas               552,000        396,000       654,000      841,000       17,000      824,000

Cresent City Apartments             Cresent City,
                                    California         1,192,000        715,000     1,976,000    2,972,000      271,000    2,701,000

D. Hilltop Apartments Ltd.          Prairie View,
                                    Texas                102,000         87,000       447,000      583,000       22,000      561,000

Greyhound Associates I, L.P.        Windsor,
                                    Missouri             642,000        642,000       633,000    1,362,000       34,000    1,328,000

Lamar Plaza Apts., L.P.             Lamar,
                                    Missouri             738,000        716,000       864,000    1,697,000       56,000    1,641,000

Mesa Verde Apartments Limited       Roswell,
Partnership                         New Mexico         3,941,000      3,846,000     2,459,000    6,161,000      185,000    5,976,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ------------------------------   --------------------------------------------------
                                                        As of March 31, 1999                    As of December 31, 1998
                                                 ------------------------------   --------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Mountain Vista Associates Limited   Los Alamos,
Partnership                         New Mexico           315,000        315,000     1,444,000    1,574,000       91,000    1,483,000

North Central Limited Partnership   New York,
                                    New York             758,000        500,000        75,000      441,000            -      441,000

Woodland, Ltd.                      Marion,
                                    Alabama            1,288,000      1,288,000     1,296,000    2,533,000       92,000    2,441,000

Wynwood Place, Limited Partnership  Raleigh,
                                    North Carolina       534,000        374,000       554,000      873,000            -      873,000
                                                      ----------     ----------    ----------   ----------    ---------   ----------
                                                   $  15,306,000  $  14,123,000  $ 18,217,000 $ 35,162,000  $ 1,292,000 $ 33,870,000
                                                      ==========     ==========    ==========   ==========    =========   ==========

                                       36

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                               ------------------------------------------------------------------
                                                                 For the year ended December 31, 1998
                                               ------------------------------------------------------------------
                                                                    Year
                                                                    Investment                  Estimated Useful
Partnership Name                  Rental Income        Net Loss     Acquired      Status        Life (Years)
-----------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                     $      301,000   $    (191,000)      1996       Completed            40

Belen Vista Associates,
Limited Partnership                    326,000         (21,000)      1997       Completed          27.5

Blessed Rock of El Monte               656,000        (111,000)      1996       Completed            40

Cleveland Apartments L.P.               84,000        (219,000)      1998          1999            27.5

Cresent City Apartments                148,000        (120,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              62,000          (4,000)      1997       Completed            30

Greyhound Associates I,
L.P.                                    59,000         (21,000)      1997       Completed            40

Lamar Plaza Apts., L.P.                 46,000         (47,000)      1997       Completed            40

Mesa Verde Apartments
Limited Partnership                    227,000        (372,000)      1997       Completed            40

Mountain Vista Associates                                                                          27.5
Limited Partnership                    227,000          (9,000)      1997       Completed

North Central Limited                                                                          Under Construction
Partnership                                  -               -       1998          2000

Woodland, Ltd.                          85,000         (72,000)      1997       Completed            40

Wynwood Place, Limited
Partnership                                  -         (33,000)      1998          1999        Under Construction
                                   -----------      ----------
                                $    2,221,000   $  (1,220,000)
                                   ===========      ==========

                                       37

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                                   As of  December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Ashford Place, a Limited            Shawnee,
Partnership                         Oklahoma       $   2,317,000  $   2,069,000  $  2,435,000 $  5,065,000  $   127,000 $  4,938,000

Belen Vista Associates, Limited     Belen,
Partnership                         New Mexico           416,000        416,000     1,539,000    1,771,000      118,000    1,653,000

Blessed Rock of El Monte            El Monte,
                                    California         2,511,000      2,511,000     3,841,000    9,289,000      279,000    9,010,000

Cleveland Apartments L.P.           Coffeyville,
                                    Kansas               552,000        397,000       654,000      841,000       17,000      824,000

Cresent City Apartments             Cresent City,
                                    California         1,192,000        715,000     1,976,000    2,972,000      271,000    2,701,000

D. Hilltop Apartments Ltd.          Prairie View,
                                    Texas                121,000         72,000       447,000      583,000       22,000      561,000

Greyhound Associates I, L.P.        Windsor,
                                    Missouri             642,000        578,000       633,000    1,362,000       34,000    1,328,000

Lamar Plaza Apts., L.P.             Lamar,
                                    Missouri             738,000        716,000       864,000    1,697,000       56,000    1,641,000

Mesa Verde Apartments Limited       Roswell,
Partnership                         New Mexico         3,941,000      3,846,000     2,459,000    6,161,000      185,000    5,976,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                                 As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Mountain Vista Associates Limited   Los Alamos,
Partnership                         New Mexico           315,000        315,000     1,444,000    1,574,000       91,000    1,483,000

North Central Limited Partnership   New York,
                                    New York             758,000        500,000        75,000      441,000            -      441,000

Woodland, Ltd.                      Marion,
                                    Alabama            1,288,000      1,158,000     1,296,000    2,533,000       92,000    2,441,000

Wynwood Place, Limited Partnership  Raleigh,
                                    North Carolina       534,000        374,000       554,000      873,000            -      873,000
                                                      ----------     ----------    ----------   ----------    ---------   ----------
                                                   $  15,325,000  $  13,667,000  $ 18,217,000 $ 35,162,000  $ 1,292,000 $ 33,870,000
                                                      ==========     ==========    ==========   ==========    =========   ==========


WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                               --------------------------------------------
                                                   For the year ended December 31, 1998
                                               --------------------------------------------
                                                                    Year
                                                                    Investment
Partnership Name                  Rental Income        Net Loss     Acquired      Status
-------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                     $      301,000   $    (191,000)      1996       Completed

Belen Vista Associates,
Limited Partnership                    326,000         (21,000)      1997       Completed

Blessed Rock of El Monte               656,000        (111,000)      1996       Completed

Cleveland Apartments L.P.               84,000        (219,000)      1998          1999

Cresent City Apartments                148,000        (120,000)      1996       Completed

D. Hilltop Apartments Ltd.              62,000          (4,000)      1997       Completed

Greyhound Associates I,
L.P.                                    59,000         (21,000)      1997       Completed

Lamar Plaza Apts., L.P.                 46,000         (47,000)      1997       Completed

Mesa Verde Apartments
Limited Partnership                    227,000        (372,000)      1997       Completed

Mountain Vista Associates
Limited Partnership                    227,000          (9,000)      1997       Completed

North Central Limited
Partnership                                  -               -       1998          2000

Woodland, Ltd.                          85,000         (72,000)      1997       Completed

Wynwood Place, Limited
Partnership                                  -         (33,000)      1998          1999
                                   -----------      ----------
                                $    2,221,000   $  (1,220,000)
                                   ===========      ==========

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

Date: August 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.
Chairman of the Board of WNC & Associates, Inc.

Date: August 31, 1999



By: /s/ John B. Lester, Jr
John B. Lester, Jr.
President of WNC & Associates, Inc.

Date: August 31, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 31, 1999



By:  /s/ David N. Shafer
David N. Shafer
Director of WNC & Associates, Inc.

Date: August 31, 1999