Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1999-09-21
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                       FOR THE QUARTER ENDED JUNE 30, 1999





PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
         June 30, 1999 and March 31, 1999..................................3

    Statements of Operations
         For the three months ended June 30, 1999 and 1998 ................4


    Statement of Partners' Equity
         For the three months ended June 30, 1999..........................5

    Statements of Cash Flows
         For the three months ended June 30, 1999 and 1998.................6

    Notes to Financial Statements..........................................7


  Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................12

  Item 3: Quantitative and Qualitative Disclosures Above Market Risks.....14


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...............................................14

  Item 6. Exhibits and Reports on Form 8-K................................14

  Signatures..............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                          June 30, 1999          March 31, 1999
                                          -------------          --------------
                                           (Unaudited)

                                     ASSETS

Cash and cash equivalents           $         3,124,787      $        3,460,935
Loans receivable - Note 2                        12,080                  12,080
Due from affiliates                              52,835                  52,835
Investment in limited
  partnerships - Note 3                      15,080,298              15,345,027
Other assets                                        500                     500
                                           ------------            ------------

                                    $        18,270,500      $       18,871,377
                                           ============            ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnerships
  - Note 5                          $           810,738      $        1,182,870
Accrued fees and expenses due to
  general partner and affiliates
  - Note 4                                      204,210                 181,131
                                           ------------            ------------

                                              1,014,948               1,364,001
                                           ------------            ------------
Commitments and contingencies

Partners' equity (deficit):
  General partner                               (46,504)                (43,986)
  Limited partners (25,000 units
    authorized, 22,000 units issued
    and outstanding)                         17,302,056              17,551,362
                                           ------------            ------------

Total partners' equity                       17,255,552              17,507,376
                                           ------------            ------------

                                    $        18,270,500      $       18,871,377
                                           ============            ============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                     1999                 1998
                                                     ----                 ----

Interest income                           $        36,384       $       51,834
                                              -----------          -----------

Operating expenses:
Amortization                                       14,892               14,174
Asset management fees - Note 4                     15,125               14,881
Other                                               8,754                9,634
                                              -----------          -----------

Total operating expenses                           38,771               38,689
                                              -----------          -----------

Income (loss) from operations                      (2,387)              13,145

Equity in loss from
  limited partnerships                           (249,437)            (165,500)
                                              -----------          -----------

Net loss                                  $      (251,824)      $     (152,355)
                                              ===========          ===========

Net loss allocated to:
  General partner                         $        (2,518)      $       (1,524)
                                              ===========          ===========

  Limited partners                        $      (249,306)      $     (150,831)
                                              ===========          ===========

Net loss per weighted limited
  partnership unit (22,000 and 10,770)    $           (11)      $           (6)
                                              ===========          ===========



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)



                                             General             Limited
                                             Partner             Partners                  Total
                                             -------             --------                  -----

Equity (deficit), March 31, 1999        $    (43,986)     $    17,551,362      $      17,507,376
Net loss for the three months
  ended June 30, 1999                         (2,518)            (249,306)              (251,824)
                                           ---------          -----------            -----------

Equity (deficit), June 30, 1999         $    (46,504)     $    17,302,056      $      17,255,552
                                           =========          ===========            ===========



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOW

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)



                                                          1999             1998
                                                          ----             ----
Cash flows from operating activities:
  Net loss                                         $  (251,824)  $     (152,355)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating
      activities:
      Equity in loss from limited partnerships         249,437          165,500
      Amortization                                      14,892           14,174
      Asset management fee                              15,125           14,881
      Change in other assets                                 -           12,261
      Accrued fees and expense due
        to general partner and affiliates                7,954          (14,972)
                                                    ----------       ----------

         Net cash provided by operating
           activities                                   35,584           39,489
                                                    ----------       ----------

Cash flows from investing activities:
  Investment in limited partnerships                  (372,132)        (890,107)
  Distributions from limited partnerships                  400                -
  Acquisition fees and costs                                 -              (15)
                                                    ----------       ----------

         Net cash used in investing activities        (371,732)        (890,122)
                                                    ----------       ----------

Cash flows from financing activities:
  Capital contributions from partners                        -           25,000
  Offering expenses                                          -         (207,709)
                                                    ----------       ----------

         Net cash used in financing activities               -         (182,709)
                                                    ----------       ----------

Net decrease in cash and cash equivalents             (336,148)      (1,033,342)

Cash and cash equivalents, beginning of period       3,460,935        5,318,484
                                                    ----------       ----------

Cash and cash equivalents, end of period           $ 3,124,787   $    4,285,142
                                                    ==========       ==========


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership") Annual Report on form 10-K for the year end March 31, 1999 (audited). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months ended.

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

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328 as of June 30, 1999 and March 31, 1999.

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999, the Paertnership had no cash equivalents.

Net Loss Per Weighted Limited Partnership Unit

Net loss per weighted limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

NOTE 2 - LOANS RECEIVABLE

Loans receivable at June 30, 1999, represent amounts advanced by the Partnership to two Local Limited Partnerships. The Partnership applied the advances against the first capital contributions due upon the purchase of the Local Limited Partnership investments in July 1999.

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 1999 and March 31, 1999, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 752 apartment units. As of June 30, 1999 and March 31, 1999, construction or rehabilitation of 3 of the Housing Complexes was still in process. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             June 30, 1999        March 30, 1999
                                                             -------------        --------------
  Investment balance beginning of period                      $ 15,345,027          $ 15,573,510
  Capital contributions to limited partnerships                          -               (19,187)
  Capitalized acquisition fees and costs                                 -                58,777
  Distributions from limited partnerships                             (400)               (3,744)
  Equity in loss of limited partnership                           (249,437)             (249,437)
  Amortization of capitalized acquisition costs                    (14,892)              (14,892)
                                                               -----------           -----------

  Investment Balance - end of period                          $ 15,080,298          $ 15,345,027
                                                               ===========           ===========

Selected financial information for the three months ended June 30, 1999 and 1998 from the combined  financial  statements  of the Local Limited  Partnerships  in which the partnership has invested is as follows:
                                                                      1999                  1998
                                                                      ----                  ----

  Total revenue                                               $    577,249          $    524,500

  Interest expense                                                 208,308               145,800
  Depreciation                                                     229,839               182,300
  Operating expenses                                               403,179               380,800
                                                               -----------           -----------

  Total expenses                                                   841,326               708,900
                                                               -----------           -----------

  Net Loss                                                    $   (264,077)         $   (184,400)
                                                               ===========           ===========

  Net loss allocable to the Partnership                       $   (249,437)         $   (165,500)
                                                               ===========           ===========

NOTE 4- RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the WNC or General Partner for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. As of June 30, 1999 and March 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,630,000.

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 4- RELATED PARTY TRANSACTIONS, continued

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $15,125 and $15,125 were incurred for the three months ended June 30, 1999 and the year ended March 30, 1999, of which, $7,779 were paid in 1999.

(c) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(d)  Acquisition  Expense.  Acquisition  expenses are  reimbursed to the General
     Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of June 31, 1999 the Partnership incurred acquisition expense reimbursements of $156,589.

(e) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $17,771 for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 30, 1999.

Accrued fees and expenses due to general partner and affiliates presented on the balance sheets consist of the following:

                                                           June 30, 1999    March 31, 1999
                                                           -------------    --------------
  Advances made for acquisition costs, organizational,
    offering and selling expenses and acquisition fees     $      71,269     $      63,315
  Management fees                                                132,941           117,816
                                                               ---------         ---------
                                                           $     204,210     $     181,131
                                                               =========         =========

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

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $3,125,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $15,080,000. Liabilities at June 30, 1999 were $811,000 due to limited partnerships, $133,000 of accrued annual management fees, $59,000 of accrued acquisition fees and $12,000 of expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(252,000), reflecting an increase of $(100,000) from the net loss experienced for the three months ended June 30, 1998. The change is primarily due to an increase in equity in loss from limited partnerships of $84,000 as Local Limited Partnerships have completed construction and initiated operations. Also contributing to the loss was a decrease in interest income of $16,000 as cash available for short-term investments been used to fund investments in limited partnerships.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The decrease in cash during the three months ended March 31, 1999 was $(336,000), compared to a net decrease in cash for the three months ended June 30, 1998 of $(1,033,000). The change was due primarily to a decrease in cash used for investing activities of $518,000, a decrease of offering expenses of $208,000, offset by a decrease in operating activities of $3,000 and a decrease in capital contributions from partners of $25,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 6.   Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year ended to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V - Series 4

By:  WNC & Associates, Inc.         General Partner



By:   /s/ John B. Lester, Jr., President
John B. Lester, Jr., President
WNC & Associates, Inc

Date: September 15, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc

Date: September 15, 1999