Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 1999-11-19
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20057


                  WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

California                                                           33-0707612
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Balance Sheets
        September 30,1999 and March 31, 1999..............................3

     Statements of Operations
        For the three and six months ended September 30, 1999 and 1998....4

     Statement of Partners' Equity
        For the sixmonths ended September 30, 1999........................5

     Statements of Cash Flows
        For the six months ended September 30, 1999 and 1998..............6

     Notes to Financial Statements .......................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..............................................14

   Item 6. Exhibits and Reports on Form 8-K...............................14

   Signatures ............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                     September 30, 1999        March 31, 1999
                                                    ------------------        --------------
                                                       (unaudited)
                                     ASSETS

Cash and cash equivalents                       $            2,076,185    $        3,460,935
Loans receivable - Note 2                                       12,080                12,080
Due from affiliates                                                  -                52,835
 Investment in limited partnerships - Note 3                15,990,783            15,345,027
Other assets                                                       500                   500
                                                      ----------------        --------------

                                                $           18,079,548    $       18,871,377
                                                      ================        ==============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships                 $            1,072,815    $        1,182,870
 Accrued fees and expenses due to
   general partner and affiliates - Note 4                      25,167               181,131
                                                      ----------------        --------------

                                                             1,097,982             1,364,001
                                                      ----------------        --------------
Partners' equity (deficit):
 General partner                                               (49,244)              (43,986)
 Limited partners ( 22,000 units issued
  and outstanding)                                          17,030,810            17,551,362
                                                      ----------------        --------------

Total partners' equity                                      16,981,566            17,507,376
                                                      ----------------        --------------

                                                $           18,079,548    $       18,871,377
                                                      ================        ==============


                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $     27,325    $       63,709    $      74,369     $      126,203
                                         ----------       -----------      -----------       ------------

                                             27,325            63,709           74,369            126,203
                                         ----------       -----------      -----------       ------------

Operating expenses:
Amortization                                 14,891            29,783           13,921             28,095
Asset management fees - Note 4               15,125            30,250           14,838             29,719
Legal and accounting                         15,920            20,238            1,560              2,810
Other                                         2,998             7,434              362              8,746
                                         ----------       -----------      -----------       ------------

Total operating expenses                     48,934            87,705           30,681             69,370
                                         ----------       -----------      -----------       ------------

Loss from operations                        (21,609)          (23,996)          43,688             56,833

Equity in loss from
 limited partnerships                      (252,377)         (501,814)         (75,800)          (241,300)
                                         ----------       -----------      -----------       ------------

Net loss                               $   (273,986)   $     (525,810)   $     (32,112)    $     (184,467)
                                         ==========       ===========      ===========       ============

Net loss allocated to:
 General partner                       $     (2,740)   $       (5,258)   $        (321)    $       (1,845)
                                         ==========       ===========      ===========       ============

 Limited partners                      $   (271,246)   $     (520,552)   $     (31,791)    $     (182,622)
                                         ==========       ===========      ===========       ============

Net loss per weighted limited
 partner unit (22,000 units issued
 and outstanding)                      $        (12)   $          (24)   $          (1)    $           (8)
                                         ==========       ===========      ===========       ============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                              General                Limited
                                                              Partner                Partners                    Total
                                                              -------                --------                    -----

Partners' equity (deficit), March 31, 1999        $           (43,986)    $        17,551,362     $         17,507,376


Net loss for the six months ended
  September 30, 1999                                           (5,258)               (520,552)                (525,810)
                                                    -----------------       -----------------       ------------------

Partners' equity (deficit), September 30, 1999    $           (49,244)    $        17,030,810     $         16,981,566
                                                    =================       =================       ==================



                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                         1999             1998
                                                         ----             ----
Cash flows from operating activities:
 Net loss                                     $      (525,810)  $     (184,467)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships            501,814          241,300
  Amortization                                         29,783           28,095
  Asset management fees                              (102,691)          29,719
  Change in other assets                                    -          (12,529)
  Accrued fees and expense due to
   general partner and affiliates                      58,340           (4,635)
                                                 ------------      -----------

Net cash provided by (used in)
 operating activities                                 (38,564)          97,483
                                                 ------------      -----------

Cash flows from investing activities:
 Investment in limited partnerships           $    (1,291,055)  $   (1,355,385)
 Loans receivable                                           -          100,226
 Distributions from limited partnerships                3,647                -
 Acquisition costs and fees                           (58,778)         (34,813)
                                                 ------------      -----------

Net cash used in investing activities              (1,346,186)      (1,289,972)
                                                 ------------      -----------

Cash flows from financing activities:
 Capital contributions from partners                        -           25,000
 Offering expenses                                          -               41
                                                 ------------      -----------

Net cash provided by financing activities                   -           25,041
                                                 ------------      -----------

Net decrease in cash and cash equivalents          (1,384,750)      (1,167,448)
                                                 ------------      -----------

Cash and cash equivalents, beginning of period      3,460,935        5,318,484
                                                 ------------      -----------

Cash and cash equivalents, end of period      $     2,076,185   $    4,151,036
                                                 ============      ===========

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months then ended.

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

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,036,840 at the end of all periods presented.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. The loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. Loans receivable with a balance of $12,080 at September 30, and March 31, 1999 were collectible form one Local Limited Partnership.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of  September  30, 1999 and March 31,  1999,  the  Partnership  has  acquired limited partnership interests in 14 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 788 apartment units. As of September 30, 1999 and March 31, 1999, construction or rehabilitation of 1 and 3, respectively of the Housing Complexes was still in process. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

                               September 30, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                       September 30, 1999                 March 31, 1999
                                                       ------------------                ---------------

Investment balance, beginning of period            $           15,345,027            $        15,573,510
Capital contributions to limited partnerships                   1,181,000                        (19,187)
Acquisition fees and costs                                              -                         58,777
Equity in loss from limited partnerships                         (501,814)                      (249,437)
Distributions from limited partnerships                            (3,647)                        (3,744)
Amortization of acquisition costs                                 (29,783)
                                                                                                 (14,892)
                                                       ------------------                 --------------

Investment per balance sheet, end of period        $           15,990,783            $        15,345,027
                                                       ==================                 ==============

Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                                     1999                           1998
                                                                     ----                           ----

Total revenue                                      $            1,214,600            $         1,201,400
                                                       ------------------                 --------------

Interest expense                                                  438,400                        258,400
Depreciation                                                      467,600                        439,500
Operating expenses                                                843,600                        763,800
                                                       ------------------                 --------------

Total Expenses                                                  1,749,600                      1,461,700
                                                       ------------------                 --------------

Net loss                                           $             (535,000)           $          (260,300)
                                                       ==================                 ==============

Net loss allocable to the Partnership              $             (529,650)           $          (257,697)
                                                       ==================                 ==============

Net loss recognized by the Partnership             $             (501,814)           $          (241,300)
                                                       ==================                 ==============

                                       10

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 4- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $30,250 and $29,719 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership made payment of $132,941 to the General Partner or its affiliates for those fees during the six months ended September 30, 1999 and 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: : (i) 14% through December 31, 2006, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended September 30, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:
                                       September 30, 1999      March 31, 1999
                                       ------------------      --------------

Asset management fee                 $             15,125    $        117,816
Acquisition fee payable                                                58,778
Reimbursement due on expenses
 paid by affiliate                                 10,042               4,537
                                       ------------------      --------------

Total related party payables         $             25,167    $        181,131
                                       ===================     ==============

NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $2,076,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $15,991,000. Liabilities at September 30, 1999 consisted primarily of $1,073,000 of payables to limited partnerships.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(274,000), reflecting an increase of $242,000 from the net loss experienced for the three months ended September 30, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $177,000 to $(252,000) for the three months ended September 30, 1999 from $(76,000) for the three months ended September 30, 1998. This increase was a result of the Local Limited Partnerships completing construction and going into operation. None of the investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships there was a increase in loss from operations of $65,000 for the three months ended September 30, 1999 to $(22,000), from $44,000 for the three months ended September 30, 1998, due to a decrease of interest income of $47,000 and an increase in operating expenses of $18,000.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(526,000), reflecting an increase of $342,000 from the net loss experienced for the six months ended September 30, 1998. . The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $261,000 to $(502,000) for the six months ended September 30, 1999 from $(241,000) for the three months ended September 30, 1998. This increase was a result of the Local Limited Partnerships completing construction and starting operations. None of the investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships there was a increase in loss from operations of $81,000 for the six months ended September 30, 1999 to $(24,000), from 57,000 for the six months ended September 30, 1998, due to a decrease of interest income of $62,000 and an increase in operating expenses of $19,000.

Cash Flows

Six Months Ended  September 30, 1999 Compared to Six Months Ended  September 30,
1998. Net cash used during the six months ended September 30, 1999 was $(1,385,000) compared to a net use of cash for the six months ended September 30, 1998 of $(1,167,000). The change was due primarily to an increase in cash used in operating activities of $136,000. The increase is the result of a decrease in interest income of $62,000, an increase in asset management fees paid of $133,000 and an increase in legal and accounting expenses of $17,000, offset by an increase in accrued fees and expenses of $63,000 and a decrease in other assets of $13,000. Cash used in investing activities increased by $57,000, as a result of a decrease in loans receivable of $100,000 and an increase in acquisition costs of $25,000, offset by a decrease in investments in limited partnerships of $64,000, and an increase in distributions of $4,000. The cash provided by financing activities decreased by $25,000, as the result of a decrease in capital contributions from investors of $25,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $156,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 19, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 19, 1999