Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2000-02-14
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31,1999 and March 31, 1999..................................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998.......4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999..........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998.................6

    Notes to Financial Statements .........................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................14

  Item 6. Exhibits and Reports on Form 8-K.................................14

  Signatures ..............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                  December 31, 1999     March 31, 1999
                                                  -----------------     --------------
                                                    (unaudited)
                                     ASSETS

Cash and cash equivalents                        $        1,771,404   $      3,460,935
Loans receivable - Note 2                                    12,080             12,080
Due from affiliates                                               -             52,835
Investment in limited partnerships - Note 3              15,655,829         15,345,027
Other assets                                                    574                500
                                                    ---------------     --------------

                                                 $       17,439,887   $     18,871,377
                                                    ===============     ==============


   LIABILITIES AND PARTNERS' EQUITY(DEFICIT)

Liabilities:
Payable to limited partnerships                  $          677,497   $      1,182,870
Accrued fees and expenses due to
  general partner and affiliates - Note 4                    57,978            181,131
                                                    ---------------     --------------

                                                            735,475          1,364,001
                                                    ---------------     --------------

Partners' equity (deficit):
 General partner                                            (52,016)           (43,986)
 Limited partners (22,000 units issued
  and outstanding)                                       16,756,428         17,551,362
                                                    ---------------     --------------

Total partners' equity                                   16,704,412         17,507,376
                                                    ---------------     --------------

                                                 $       17,439,887   $     18,871,377
                                                    ===============     ==============

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three              Nine
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $     22,924    $       86,633    $      54,967     $      181,170
                                         ----------        ----------        ---------         ----------

                                             22,924            86,633           54,967            181,170
                                         ----------        ----------        ---------         ----------
Operating expenses:
Amortization                                 14,891            44,674           14,422             42,517
Asset management fees - Note 4               15,125            45,375           14,838             44,557
Legal and accounting                         14,817            35,055              918              3,728
Other                                         2,868            10,302            4,484             13,230
                                         ----------        ----------        ---------         ----------

Total operating expenses                     47,701           135,406           34,662            104,032
                                         ----------        ----------        ---------         ----------

Loss from operations                        (24,777)          (48,773)          20,305             77,138

Equity in loss from
 limited partnerships                      (252,377)         (754,191)        (615,534)          (856,834)
                                         ----------        ----------        ---------         ----------

Net loss                               $   (277,154)   $     (802,964)   $    (595,229)    $     (779,696)
                                         ==========        ==========        =========         ==========

Net loss allocated to:
 General partner                       $     (2,772)   $       (8,030)   $      (5,952)    $       (7,797)
                                         ==========        ==========        =========         ==========

 Limited partners                      $   (274,382)   $     (794,934)   $    (589,277)    $     (771,899)
                                         ==========        ==========        =========         ==========

Net loss per weighted limited
 partner unit (22,000 units issued
 and outstanding)                      $        (12)   $          (36)   $         (27)    $          (35)
                                         ==========        ==========        =========         ==========


                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                       General            Limited
                                                       Partner            Partners              Total
                                                       -------            --------              -----

Partners' equity (deficit), March 31, 1999        $    (43,986)    $    17,551,362     $   17,507,376


Net loss for the six months ended
  December 31, 1999                                     (8,030)           (794,934)          (802,964)
                                                    ----------        ------------       ------------

Partners' equity (deficit), December 31, 1999     $    (52,016)    $    16,756,428     $   16,704,412
                                                    ==========        ============       ============



                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)

                                                             1999          1998
                                                             ----          ----
Cash flows from operating activities:
 Net loss                                             $  (802,964) $   (779,696)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Equity in loss from limited partnerships                754,191       856,834
  Amortization                                             44,674        42,517
  Asset management fees                                   (87,566)       44,557
  Change in other assets                                      (74)      (29,315)
  Change in interest receivable                                 -        76,622
  Accrued fees and expense due to
   general partner and affiliates                          23,191         8,518
                                                       ----------   -----------

Net cash provided by (used in) operating activities       (68,548)      220,037
                                                       ----------   -----------

Cash flows from investing activities:
 Investment in limited partnerships                   $(1,618,687) $ (2,115,789)
 Due from affiliates                                       52,835       223,940
 Loans receivable                                               -       210,226
 Distributions from limited partnerships                    3,647             -
 Acquisition costs and fees                               (58,778)      (38,229)
                                                       ----------    ----------

Net cash used in investing activities                  (1,620,983)   (1,719,852)
                                                       ----------    ----------

Cash flows from financing activities:
 Capital contributions from partners                            -      (150,000)
 Offering expenses                                              -       (26,123)
 Collections on notes receivable                                -       175,000
                                                       ----------    -----------

Net cash provided by (used in) financing activities             -        (1,123)
                                                       ----------   -----------

Net decrease in cash and cash equivalents              (1,689,531)   (1,500,938)
                                                       ----------   -----------

Cash and cash equivalents, beginning of period          3,460,935     5,318,484
                                                       ----------   -----------

Cash and cash equivalents, end of period              $ 1,771,404  $  3,817,546
                                                       ==========   ===========

                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements, accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund II, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months then ended.

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

                                December 31, 1999
                                   (unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,960,328 at the end of all periods presented.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. The loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. Loans receivable with a balance of $12,080 at December 31, and March 31, 1999 were collectible form one Local Limited Partnership.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1999 and March 31, 1999, the Partnership has acquired limited partnership interests in 14 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of December 31, 1999 and March 31, 1999, construction or rehabilitation of 0 and 3, respectively of the Housing Complexes was still in process. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

                                December 31, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                 December 31, 1999        March 31, 1999
                                                 -----------------        --------------

Investment balance, beginning of period        $        15,345,027    $       15,573,510
Capital contributions to limited partnerships            1,113,314               (19,187)
Acquisition fees and costs                                       -                58,777
Equity in loss from limited partnerships                  (754,191)             (249,437)
Distributions from limited partnerships                     (3,647)               (3,744)
Amortization of acquisition costs                          (44,674)
                                                                                 (14,892)
                                                  ----------------         -------------

Investment per balance sheet, end of period    $        15,655,829    $       15,345,027
                                                  ================         =============


Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                              1999                  1998
                                                              ----                  ----

Total revenue                                  $         1,791,900    $        1,829,500
                                                  ----------------         -------------

Interest expense                                           646,700               608,900
Depreciation                                               697,400               773,200
Operating expenses                                       1,246,800             1,483,300
                                                  ----------------         -------------

Total Expenses                                           2,590,900             2,865,400
                                                  ----------------         -------------

Net loss                                       $          (799,000)   $       (1,035,900)
                                                  ================         =============

Net loss allocable to the Partnership          $          (754,191)   $         (856,834)
                                                  ================         =============

Net loss recognized by the Partnership         $          (754,191)   $         (856,834)
                                                  ================         =============

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 4- RELATED PARTY TRANSACTIONS


(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $45,375 and $44,557 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership made payment of $132,941 to the General Partner or its affiliates for those fees during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $10,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the nine months ended December 31, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at December 31, 1998 and March 31, 1999:

                                  December 31, 1999          March 31, 1999
                                  -----------------          --------------

Asset management fee             $           30,250     $           117,816
Acquisition fee payable                           -                  58,778
Reimbursement due on expenses
 paid by affiliate                           27,728                   4,537
                                   ----------------        ----------------

Total related party payables     $           57,978     $           181,131
                                   ================        ================


NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $1,771,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $15,656,000. Liabilities at December 31, 1999 consisted primarily of $677,000 of payables to limited partnerships and $58,000 in accrued fees and expenses due to general partner and affiliates.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(277,000), reflecting a decrease of $318,000 from the net loss experienced for the three months ended December 31, 1998. The decrease in net loss is primarily due to equity in losses from limited partnerships which decreased by $363,000 to $(252,000) for the three months ended December 31, 1999 from $(615,000) for the three months ended December 31, 1998. None of the investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships, there was a increase in loss from operations of $45,000 for the nine months ended December 31, 1999 to $(25,000), from $20,000 for the nine months ended December 31, 1998, due to a decrease of interest income of $32,000 and an increase in operating expenses of $13,000.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(803,000), reflecting an increase of $23,000 from the net loss experienced for the nine months ended December 31, 1998. . The increase in net loss is primarily due to decrease in equity in losses from limited partnerships of $103,000 to $(754,000) for the nine months ended December 31, 1999 from $(857,000) for the nine months ended December 31, 1998. None of the investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses from limited partnerships is offset by operating cost which increased by $31,000 to $135,000 for the nine months ended December 31, 1999 from $104,000 for the nine months ended December 31, 1998 and a decrease in of interest income of $95,000 for the nine months ended December 31, 1999 to $86,000, from $181,000 for the nine months ended December 31, 1998.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(1,689,000) reflecting an increase of $(189,000) compared to a net use of cash for the nine months ended December 31, 1998 of $(1,501,000). The change was due primarily to an increase in cash used in operating activities of $289,000. The increase is primarily the result of a decrease in interest income of $95,000 and an increase in asset management fees paid of $133,000. The increase in cash used in operating activities was offset by a decrease in cash used in investing activities of $99,000 resulting from a decrease in payments for investments in limited partnerships of $497,000 and an increase in distributions of $4,000 offset by a decrease in loans receivable of $210,000 and a decrease in dues from affiliates by $171,000 and an increase in acquisition costs of $21,000. The cash provided by financing activities increased by $1,000, as the result of an increase in capital contributions from investors of $150,000, an increase in offering expenses of $26,000, offset by an decrease in collections on notes receivable of $175,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $123,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner



By: /s/ Wilfred N. Cooper Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000