Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2000-07-14
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the period from __________ to __________

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

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

As of March 31, 2000 the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fourteen Housing Complexes as of the dates and for the periods indicated.

                                                                ---------------------------- ---------------------------------------
                                                                    As of March 31, 2000            As of December 31, 1999
                                                                ---------------------------- ---------------------------------------
                                                                Partnership's     Amount of                 Estimated   Encumbrances
                                                                Total Investment  Investment Number         Low Income  of Local
                                                                in Local Limited  Paid       of      Occu   Housing     Limited
Partnership Name          Location       General Partner Name   Partnerships      to Date    Units   pancy  Credits     Partnerships
-------------------------------------------------------------------------------------------- ---------------------------------------
Ashford Place, a Limited  Shawnee,       The Cowen Group, LLC    $  2,317,000 $  2,317,000    100     88% $  3,931,000  $  2,329,000
Partnership               Oklahoma

Belen Vista Associates,   Belen, New     Monarch Properties, Inc.
Limited Partnership       Mexico         and Low Income Housing
                                         Foundation of NM             416,000      416,000     57    100%      714,000     1,536,000

Blessed Rock of El Monte  El Monte,      Everland, Inc.             2,511,000    2,511,000    137     99%    8,899,000     3,784,000
                          California

Bolivar Plaza Apartments  Bolivar,       MBL Development Co.        1,181,000      839,000     32     (1)          (1)             -
                          Mississippi

Cleveland Apartments L.P. Coffeyville,   Williams Management and
                          Kansas         Consulting, Inc. and
                                         Eastern Housing Corp.        516,000      422,000     48     56%      737,000     1,541,000

Cresent City Apartments   Cresent City,  Cresent City Surf, Inc.    1,166,000    1,133,000     56     91%    2,221,000     1,960,000
                          California

D. Hilltop Apartments     Prairie View,  Donald W. Sowell             102,000      102,000     24     88%      187,000       468,000
Ltd.                      Texas

Greyhound Associates I,   Windsor,       WCM Community
L.P.                      Missouri       Development Corp.            642,000      642,000     24     96%    1,128,000       620,000

Lamar Plaza Apts., L.P.   Lamar,         MBL Development Co.          738,000      738,000     28     86%    1,230,000       864,000
                          Missouri

(1) Housing Complex is under construction and the cost certification is not yet completed.


                                                                ---------------------------- ---------------------------------------
                                                                    As of March 31, 2000            As of December 31, 1999
                                                                ---------------------------- ---------------------------------------
                                                                Partnership's     Amount of                 Estimated   Encumbrances
                                                                Total Investment  Investment Number         Low Income  of Local
                                                                in Local Limited  Paid       of      Occu   Housing     Limited
Partnership Name          Location       General Partner Name   Partnerships      to Date    Units   pancy  Credits     Partnerships
-------------------------------------------------------------------------------------------- ---------------------------------------
Mesa Verde Apartments     Roswell, New   Trianon-Mesa Verde, LLC    3,941,000    3,846,000    142     92%    6,472,000     2,410,000
Limited Partnership       Mexico

Mountain Vista            Los Alamos,    Monarch Properties, Inc.
Associates Limited        New Mexico     and Low Income Housing
Partnership                              Foundation of NM             315,000      315,000     52     96%      543,000     1,440,000

North Central Limited     New York,      City and Suburban
Partnership               New York       Development Corp.            748,000      720,000     18     89%    1,054,000     1,300,000

Woodland, Ltd.            Marion,        ACHR Corp.                 1,288,000    1,288,000     42     93%    2,112,000     1,294,000
                          Alabama

Wynwood Place, Limited    Raleigh,       Regency Investment
Partnership               North          Associates, Inc., ATO,
                          Carolina       Inc., a Non-Profit Corp.
                                         and Gordon Blackwell.        534,000      454,000     24    100%      780,000       682,000
                                                                   ----------   ----------    ---    ----   ----------    ----------
                                                                 $ 16,415,000 $ 15,743,000    784     90% $ 30,008,000  $ 20,210,000
                                                                   ==========   ==========    ===    ====   ==========    ==========

                                       6

                                       ------------------------------------------------------------------
                                                       For the year ended December 31, 1999
                                       ------------------------------------------------------------------
                                                                                    Low Income Housing
                                                                                    Credits Allocated to
Partnership Name                          Rental Income            Net Loss         Partnership
---------------------------------------------------------------------------------------------------------
Ashford Place, a Limited Partnership      $     353,000      $     (276,000)                   98.99%

Belen Vista Associates, Limited
Partnership                                     329,000             (25,000)                   98.99%

Blessed Rock of El Monte                        660,000             (80,000)                   49.50%

Bolivar Plaza Apartments                              -               8,000                    98.98%

Cleveland Apartments L.P.                        71,000            (207,000)                   99.98%

Crescent City Apartments                        152,000            (149,000)                   99.00%

D. Hilltop Apartments Ltd.                       74,000             (21,000)                   99.00%

Greyhound Associates I, L.P.                     74,000             (27,000)                   99.00%

Lamar Plaza Apts., L.P.                          80,000             (10,000)                   99.97%

Mesa Verde Apartments Limited
Partnership                                     400,000            (273,000)                   99.00%

Mountain Vista Associates Limited
Partnership                                     223,000             (11,000)                   98.99%

North Central Limited Partnership                11,000             (18,000)                   99.89%

Woodland, Ltd.                                   80,000             (65,000)                   99.98%

Wynwood Place, Limited Partnership               62,000             (32,000)                   99.98%
                                              ---------           ---------
                                          $   2,569,000      $   (1,186,000)
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

(b)  At March 31, 2000, there were 1,304 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                March 31                          December 31
                                        -------------------------- -----------------------------------------
                                           2000          1999          1998          1997           1996
                                        ------------ ------------- ------------- ------------- -------------
ASSETS
Cash and cash equivalents             $   1,725,133 $   3,460,935 $   3,817,546 $   5,906,978  $  3,916,658

Due from affiliates                               -        52,835        52,835       276,775             -

Subscriptions receivable                          -             -             -             -       861,250

Investments in limited partnerships,
 net                                     15,243,007    15,345,027    15,573,510    14,894,897     6,700,570

Interest receivable                               -             -             -        76,622         4,475

Loans receivable                             12,080        12,080        91,000       301,226       126,381

Other assets                                    574           500           500           500             -
                                        ------------  ------------  ------------  ------------   -----------

                                      $  16,980,794 $  18,871,377 $  19,535,391 $  21,456,998  $ 11,609,334
                                        ============  ============  ============  ============   ===========
LIABILITIES
Due to limited partnerships           $     672,640 $   1,182,870 $   1,657,666 $   2,880,839  $  4,267,232
Accrued fees and expenses due to
 general partner and affiliates               1,936       181,131       121,498        52,203       291,396

PARTNERS' EQUITY                         16,306,218    17,507,376    17,756,227    18,523,956     7,050,706
                                        ------------  ------------  ------------  ------------   -----------

                                      $  16,980,794 $  18,871,377 $  19,535,391 $  21,456,998  $ 11,609,334
                                        ============  ============  ============  ============   ===========

                                       8

Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                       For the               For the                              For the
                                     Year Ended        Three Months Ended                       Years Ended
                                      March 31              March 31                            December 31
                                     ------------   --------------------------    -----------------------------------------
                                        2000           1999           1998           1998           1997           1996
                                     ------------   -----------    -----------    -----------    -----------    -----------
                                                                   (Unaudited)
Income (loss) from operations      $     (54,888) $       586   $    18,142    $     95,280   $      97,369   $    (17,505)

Equity in losses of limited
 partnerships                         (1,146,270)    (249,437)     (153,500)     (1,010,334)       (334,756)       (29,329)
                                     ------------   ----------    ----------     -----------    -----------     -----------

Net loss                           $  (1,201,158) $  (248,851)  $  (135,358)   $   (915,054)  $    (237,387)  $    (46,834)
                                     ============   ==========    ==========     ===========     ===========    ===========
Net loss allocated to:
 General partner                   $     (12,012) $    (2,489)  $    (1,354)   $     (9,151)  $      (2,374)  $       (468)
                                     ============   ==========    ==========     ===========     ===========    ===========

 Limited partners                  $  (1,189,146) $  (246,362)  $  (134,004)   $   (905,903)  $    (235,013)  $    (46,366)
                                     ============   ==========    ==========     ===========     ===========    ===========
Net loss per limited
 partnership unit                  $      (54.05) $    (11.20)  $     (6.09)   $     (41.18)  $      (13.01)  $     (26.83)
                                     ============   ==========    ==========     ===========     ===========    ===========
Outstanding weighted limited
 partner units                            22,000       22,000        22,000          22,000          18,063          1,728
                                     ============   ==========   ===========     ===========     ===========    ===========

                                       For the               For the                              For the
                                      Year Ended        Three Months Ended                       Years Ended
                                       March 31              March 31                            December 31
                                     ------------   --------------------------    -----------------------------------------
                                        2000           1999           1998           1998           1997           1996
                                     ------------   -----------    -----------    -----------    ------------   -----------
                                                                   (Unaudited)
Net cash provided by (used in):
 Operating activities              $    (121,756) $    75,111   $    77,854    $    297,891   $      94,732   $      4,010

 Investing activities                 (1,614,046)    (431,722)     (814,796)     (2,534,648)    (10,409,130)    (2,544,473)

 Financing activities                          -            -       148,448         147,325      12,304,718      6,457,121
                                      -----------  -----------   -----------     -----------    ------------    -----------

Net change in cash and cash
 equivalents                          (1,735,802)    (356,611)     (588,494)     (2,089,432)      1,990,320      3,916,658

Cash and cash equivalents,
 beginning of period                   3,460,935    3,817,546     5,906,978       5,906,978       3,916,658              -
                                      -----------  -----------   -----------     -----------    ------------     ----------

Cash and cash equivalents, end
 of period                         $   1,725,133  $ 3,460,935   $ 5,318,484    $  3,817,546   $   5,906,978   $  3,916,658
                                      ===========  ===========   ===========     ===========    ============    ===========

Low Income Housing  Credits Per Unit was as follows for the years ended December 31:

                          1999           1998           1997           1996
                       -----------    ------------   -----------    -----------
Federal              $        104   $          81  $         20   $         38
State                           -               -             -              -
                       -----------    ------------   -----------    -----------
Total                $        104   $          81  $         20   $         38
                       ===========    ============   ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $1,725,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $15,243,000. Liabilities at March 31, 2000 were $673,000 due to limited partnerships, $2,000 of accrued annual management fees and expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,201,000), reflecting an increase of $286,000 from the net loss experienced for the year ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $136,000 to $(1,146,000) for the year ended march 31, 2000 from $(1,010,000) for the year ended December 31, 1998. The increase in equity in losses from limited partnerships is due to the acquisition of certain Local Limited Partnerships in 1998. The losses from these Local Limited Partnerships were significantly less during 1998 as only a partial year of operations was allocable to the Partnership. As a result, losses recognized by the Partnership from these Local Limited Partnerships increased for the year ended March 31, 2000. In addition, the Partnership experienced a decrease in interest income of $123,000 resulting from a decrease in cash due to capital contributions paid to Local Limited Partnerships of $1,619,000. The Partnership also experienced an increase in operating expenses paid to third parties of $30,000.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(1,736,000), compared to net cash used for the year ended December 31, 1998 of $(2,089,000). Net cash flows from operating activities decreased by $420,000 to net cash used in operating activities of $(122,000) for the year ended March 31, 2000 compared to net cash provided by operating activities of $298,000 for the year ended December 31, 1998. This decrease was primarily due to an increase in cash paid to the General Partner for management fees and other accrued fees and costs of $248,000, a decrease in interest income of $123,000, a decrease in collections of interest receivable of $77,000 and an increase in cash paid to third parties for operating expenses of $30,000, offset by receivables collected from affiliates of $53,000. Net cash flows used in investing activities decreased by $921,000 to $(1,614,000) for the year ended March 31, 2000 from $(2,535,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $1,105,000 and a decrease in cash paid for capitalized acquisition fees and costs of $38,000, offset by a decrease in receivables collected from affiliates of $224,000. Net cash provided by financing activities decreased by $147,000 to $0 for the year ended March 31, 2000 from $147,000 for the year ended December 31, 1998 primarily due to a decrease in notes receivable from investors of $175,000 offset by a decrease in cash paid for offering costs of $28,000

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net decrease in cash during the three months ended March 31, 1999 was $(357,000), compared to a net decrease in cash for the three months ended March 31, 1998 of $(588,000). The change was due primarily to a decrease in cash used for investing activities of $301,000, an increase in cash provided by repayments of loans receivable of $79,000 offset by a decrease in capital contributions of $150,000.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 63%, 63% and 60% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
June 26, 2000

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying statement of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund V, L.P., Series 4 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 69% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 4 at December 31, 1997. A substantial portion of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                               /s/ CORBIN & WERTZ
                                   CORBIN & WERTZ

Irvine, California
September 17, 1998

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                           March 31                   December 31
                                                                 ------------------------------     ----------------
                                                                     2000             1999               1998
                                                                 --------------   -------------     ----------------
ASSETS
Cash and cash equivalents                                      $     1,725,133  $    3,460,935    $       3,817,546
Loans receivable (Note 2)                                               12,080          12,080               91,000
Due from affiliates (Note 4)                                                 -          52,835               52,835
Investments in limited partnerships (Note 3)                        15,243,007      15,345,027           15,573,510
Other assets                                                               574             500                  500
                                                                 --------------   -------------     ----------------

                                                               $    16,980,794  $   18,871,377    $      19,535,391
                                                                 ==============   =============     ================
LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                     $       672,640  $    1,182,870    $       1,657,666
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                                        1,936         181,131              121,498
                                                                 --------------   -------------     ----------------

   Total liabilities                                                   674,576       1,364,001            1,779,164
                                                                 --------------   -------------     ----------------
Commitments and contingencies

Partners' equity (deficit)
 General partner                                                       (55,998)        (43,986)             (41,497)
 Limited partners (25,000 units authorized,
  22,000 units issued and outstanding)                              16,362,216      17,551,362           17,797,724
                                                                 --------------   -------------     ----------------

   Total partners' equity                                           16,306,218      17,507,376           17,756,227
                                                                 --------------   -------------     ----------------

                                                               $    16,980,794  $   18,871,377    $      19,535,391
                                                                 ==============   =============     ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                         For The Three
                                        For The Year      Months Ended          For The Years Ended
                                       Ended March 31       March 31                December 31
                                      --------------   -----------------   ----------------------------
                                           2000               1999              1998           1997
                                      --------------   -----------------   -------------   ------------
Interest income                     $       108,385  $           39,963  $      231,113  $     225,609
Other income                                  6,100                   -               -              -
                                      --------------   -----------------   -------------   ------------

Total income                                114,485              39,963         231,113        225,609
                                      --------------   -----------------   -------------   ------------

Operating expenses:
 Amortization (Note 3)                       59,566              14,892          56,694         42,034
 Asset management fees (Note 4)              60,500              15,125          59,351         57,976
 Other                                       49,307               9,360          19,788         28,230
                                      --------------   -----------------   -------------   ------------

  Total operating expenses                  169,373              39,377         135,833        128,240
                                      --------------   -----------------   -------------   ------------

Income (loss) from operations               (54,888)                586          95,280         97,369

Equity in income losses of
 limited partnerships (Note 3)           (1,146,270)           (249,437)     (1,010,334)      (334,756)
                                      --------------   -----------------   -------------   ------------

Net loss                            $    (1,201,158) $         (248,851) $     (915,054) $    (237,387)
                                      ==============   =================   =============   ============

Net loss allocated to:
 General partner                    $       (12,012) $           (2,489) $       (9,151) $      (2,374)
                                      ==============   =================   =============   ============

 Limited partners                   $    (1,189,146) $         (246,362) $     (905,903) $    (235,013)
                                      ==============   =================   =============   ============

Net loss per limited
 partnership unit                   $        (54.05) $           (11.20) $       (41.18) $      (13.01)
                                      ==============   =================   =============   ============

Outstanding weighted limited
 partner units                               22,000              22,000          22,000         18,063
                                      ==============   =================   =============   ============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------
Partners' equity (deficit) at January 1, 1997             $       (11,401)   $      7,062,107    $      7,050,706

Sale of limited partnership units, net of discount
 of $58,975                                                             -          13,528,025          13,528,025

Offering expenses                                                 (18,294)         (1,811,094)         (1,829,388)

Sale of limited partnership units issued for
 promissory notes receivable                                            -            (175,000)           (175,000)

Collection on notes receivable                                          -             187,000             187,000

Net loss                                                           (2,374)           (235,013)           (237,387)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                   (32,069)         18,556,025          18,523,956

Offering expenses                                                    (277)            (27,398)            (27,675)

Collection on notes receivable                                          -             175,000             175,000

Net loss                                                           (9,151)           (905,903)           (915,054)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit), December 31, 1998                     (41,497)         17,797,724          17,756,227

Net loss                                                           (2,489)           (246,362)           (248,851)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (43,986)         17,551,362          17,507,376

Net loss                                                          (12,012)         (1,189,146)         (1,201,158)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $       (55,998)   $     16,362,216    $     16,306,218
                                                            ==============     ===============     ===============

                 See accompanying notes to financial statements
                                       17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                       For The Three
                                                      For The Year      Months Ended        For The Years Ended
                                                      Ended March 31      March 31              December 31
                                                      --------------   -------------   ----------------------------
                                                           2000            1999           1998            1997
                                                      --------------   -------------   ----------------------------

Cash flows from operating activities:
 Net loss                                           $   (1,201,158) $     (248,851) $    (915,054) $     (237,387)
 Adjustments to reconcile net
  loss to net cash provided by (used in)
  operating activities:
  Amortization                                              59,566          14,892         56,694          42,034
  Equity in losses from limited
   partnerships                                          1,146,270         249,437      1,010,334         334,756
  Change in due from affiliates                             52,835               -              -               -
  Change in accrued fees and
   expenses due to General
   Partner and affiliate                                  (179,195)         59,633         69,295          27,976
  Change in interest receivable                                  -               -         76,622         (72,147)
  Change in other assets                                       (74)              -              -            (500)
                                                      -------------   -------------   ------------    ------------
 Net cash provided by (used in) operating
   activities                                             (121,756)         75,111        297,891          94,732
                                                      -------------   -------------   ------------    ------------
Cash flows from investing activities:
 Investments in limited
   partnerships, net                                    (1,618,687)       (455,608)    (2,934,293)     (8,910,195)
 Due from affiliates                                             -               -        223,940        (276,775)
 Distributions from limited
  partnerships                                               4,641           3,744          3,744               -
 Loans receivable                                                -          78,920        210,226        (174,845)
 Capitalized acquisition cost and
  fees                                                           -         (58,778)       (38,265)     (1,047,315)
                                                      -------------   -------------   ------------    ------------
 Net cash used in investing
  activities                                            (1,614,046)       (431,722)    (2,534,648)    (10,409,130)
                                                      -------------   -------------   ------------    ------------
Cash flows from financing activities:
 Capital contributions from
  partners                                                       -               -              -      14,214,275
 Offering costs                                                  -               -        (27,675)     (1,829,388)
 Collection on notes receivable                                  -               -        175,000         187,000
 Advances from General Partner
  and affiliate                                                  -               -              -        (267,169)
                                                      -------------   -------------   ------------    ------------
 Net cash provided by financing
  activities                                                     -               -        147,325      12,304,718
                                                      -------------   -------------   ------------    ------------

Continued
                                       18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED




                                                                       For The Three
                                                      For The Year      Months Ended        For The Years Ended
                                                      Ended March 31      March 31              December 31
                                                      --------------   -------------   ----------------------------
                                                           2000            1999           1998            1997
                                                      --------------   -------------   ------------    ------------
Net increase (decrease) in cash
 and cash equivalents                                    (1,735,802)      (356,611)    (2,089,432)      1,990,320

Cash and cash equivalents,
 beginning of period                                      3,460,935      3,817,546      5,906,978       3,916,658
                                                       -------------   ------------   ------------    ------------

Cash and cash equivalents, end
 of period                                           $    1,725,133  $   3,460,935  $   3,817,546   $   5,906,978
                                                       =============  =============   ============    ============

SUPPLEMENTAL
 DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid                                         $          800  $           -  $         800   $         800
                                                       =============  =============   ============    ============










                 See accompanying notes to financial statements
                                       19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by the management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. A loan receivable with a balance of $91,000 at December 31, 1998, was collectible from one Local Limited Partnership and has been partially repaid to the Partnership as of March 31, 2000 and 1999.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. As of March 31, 2000 construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2000 and 1999 are approximately $2,143,000 and $2,611,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                           For The Three
                                                          For The Year      Months Ended          For The Years Ended
                                                         Ended March 31      March 31                 December 31
                                                         --------------   ---------------    -------------------------------
                                                             2000              1999              1998             1997
                                                         --------------   ---------------    --------------   --------------
Investments per balance sheet, beginning of period     $    15,345,027  $     15,573,510   $    14,894,897  $     6,700,570
Capital contributions paid, net                                766,262           (19,187)        1,277,728        6,194,337
Capital contributions payable                                  342,195                 -           433,392        1,329,465
Capitalized acquisition fees and costs                               -            58,777            38,265        1,047,315
Distributions received                                          (4,641)           (3,744)           (3,744)              -
Equity in losses of limited partnerships                    (1,146,270)         (249,437)       (1,010,334)        (334,756)
Amortization of paid acquisition fees and costs                (59,566)          (14,892)          (56,694)         (42,034)
                                                         --------------   ---------------    --------------   --------------

Investments in limited partnerships, end of period     $    15,243,007  $     15,345,027   $    15,573,510  $    14,894,897
                                                         ==============   ===============    ==============   ==============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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
                        COMBINED CONDENSED BALANCE SHEETS

                                                                 1999                1998
                                                            ---------------     ---------------

ASSETS
Buildings and improvements, net of accumulated
 depreciation for 1999 and 1998 of $2,366,000 and
 $1,292,000, respectively                                 $     33,780,000    $     30,282,000
Land                                                             2,465,000           2,344,000
Construction in progress                                           794,000           1,244,000
Due from related parties                                                 -             322,000
Other assets                                                     2,902,000           2,966,000
                                                            ---------------     ---------------

                                                          $     39,941,000    $     37,158,000
                                                            ===============     ===============
LIABILITIES

Mortgage and construction loans payable                   $     20,210,000    $     18,217,000
Due to related parties                                           2,456,000           2,765,000
Other liabilities                                                1,038,000             540,000
                                                            ---------------     ---------------

                                                                23,704,000          21,522,000
                                                            ---------------     ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                   13,100,000          12,734,000
WNC Housing Tax Credit Fund V, L.P., Series 3                    2,351,000           2,391,000
Other partners                                                     786,000             511,000
                                                            ---------------     ---------------

                                                                16,237,000          15,636,000
                                                            ---------------     ---------------

                                                          $     39,941,000    $     37,158,000
                                                            ===============     ===============

                                       24

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                            ---------------    ---------------     ---------------
Revenues                                                  $      2,716,000   $      2,333,000    $        944,000
                                                            ---------------    ---------------     ---------------

Expenses:
 Operating expenses                                              1,754,000          1,821,000             667,000
 Interest expense                                                  988,000            808,000             333,000
 Depreciation and amortization                                   1,160,000            924,000             347,000
                                                            ---------------    ---------------     ---------------

Total expenses                                                   3,902,000          3,553,000           1,347,000
                                                            ---------------    ---------------     ---------------

Net (loss)                                                $     (1,186,000)  $     (1,220,000)   $       (403,000)
                                                            ===============    ===============     ===============

Net (loss) allocable to the Partnership                   $     (1,137,000)  $     (1,010,000)   $       (335,000)
                                                            ===============    ===============     ===============

Net (loss) recorded by the Partnership                    $     (1,146,000)  $     (1,010,000)   $       (335,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2000 and 1999, and December 31, 1998, due from affiliates consisted of an overpayment of commissions totaling $0, $52,835 and $52,835, respectively.

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership incurred acquisition fees of $1,630,375, 1,630,375 and $1,571,597, respectively. Accumulated amortization  of these  capitalized  costs was  $161,917,  $107,571 and
         $93,984  for  March  31,  2000  and  1999,   and   December  31,  1998,
         respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $156,589, which have been included in investments in limited partnerships. Accumulated amortization was $14,120, $8,900 and $7,595 as of March 31, 2000 and 1999, and December 31, 1998, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $60,500 and $15,125 were incurred for the year ended March 31, 2000 and the three months ended March 31, 1999, and fees of $59,351 and $57,976 were incurred for the years ended December 31, 1998 and 1997, respectively, of which $176,880 and $7,775 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively and $0 and $30,000 were paid during the years ended December 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:

                                                 March 31                  December 31
                                     ---------------------------------    --------------
                                         2000               1999              1998
                                     --------------    ---------------    --------------
Asset management fee payable       $         1,436   $        117,816   $       110,466

Acquisition fee payable                          -             58,778                 -

Advances from WNC                              500              4,537            11,032
                                     --------------    ---------------    --------------

Total                              $         1,936   $        181,131   $       121,498
                                     ==============    ===============    ==============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. As of March 31, 2000 and 1999, and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,630,000, $1,630,000 and $1,572,000, respectively.

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $60,500, $15,125 and $59,351 were incurred for the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, of which, $176,880 and $7,775 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and none were paid in 1998.

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

(e) Acquisition Expense. Acquisition expenses are reimbursed to the General Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of March 31, 2000 and 1999, and December 31, 1998 the Partnership incurred acquisition expense reimbursements of $156,589.

(f) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $23,177 and $17,771 for the years ended December 31, 1999 and 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999, and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity (Deficit) for the year ended  March 31,
          2000, the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of   Independent  Certified  Public  Accountants  on  Financial
          Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audits referred to in our report dated June 26, 2000 relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
June 26, 2000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                 ------------------------------   --------------------------------------------------
                                                        As of March 31, 2000                    As of December 31, 1999
                                                 ------------------------------   --------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Ashford Place, a Limited            Shawnee,
Partnership                         Oklahoma       $   2,317,000  $   2,317,000  $  2,435,000 $  5,065,000  $   346,000 $  4,719,000

Belen Vista Associates, Limited     Belen,
Partnership                         New Mexico           416,000        416,000     1,539,000    1,790,000      188,000    1,602,000

Blessed Rock of El Monte            El Monte,
                                    California         2,511,000      2,511,000     3,784,000    9,291,000      489,000    8,802,000

Bolivar Plaza Apartments            Bolivar,
                                    Missouri           1,181,000        839,000             -      913,000            -      913,000

Cleveland Apartments L.P.           Coffeyville,
                                    Kansas               516,000        422,000     1,541,000    1,643,000       58,000    1,585,000

Cresent City Apartments             Cresent City,
                                    California         1,166,000      1,133,000     1,960,000    3,115,000      383,000    2,732,000

D. Hilltop Apartments Ltd.          Prairie View,
                                    Texas                102,000        102,000       468,000      583,000       40,000      545,000

Greyhound Associates I, L.P.        Windsor,
                                    Missouri             642,000        642,000       620,000    1,362,000       68,000    1,294,000

Lamar Plaza Apts., L.P.             Lamar,
                                    Missouri             738,000        738,000       846,000    1,697,000       97,000    1,600,000

Mesa Verde Apartments Limited       Roswell,
Partnership                         New Mexico         3,941,000      3,846,000     2,410,000    6,289,000      369,000    5,920,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                 ------------------------------   --------------------------------------------------
                                                        As of March 31, 2000                    As of December 31, 1999
                                                 ------------------------------   --------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
-------------------------------------------------------------------------------   -------------  -----------------------------------
Mountain Vista Associates Limited   Los Alamos,
Partnership                         New Mexico           315,000        315,000     1,440,000    1,606,000      141,000    1,465,000

North Central Limited Partnership   New York,
                                    New York             748,000        720,000     1,300,000    2,389,000       10,000    2,379,000

Woodland, Ltd.                      Marion,
                                    Alabama            1,288,000      1,288,000     1,294,000    2,533,000      160,000    2,373,000

Wynwood Place, Limited Partnership  Raleigh,
                                    North Carolina       534,000        454,000       682,000    1,127,000       17,000    1,110,000
                                                      ----------     ----------    ----------   ----------    ---------   ----------
                                                   $  16,415,000  $  15,743,000  $ 20,210,000 $ 39,405,000  $ 2,366,000 $ 37,039,000
                                                      ==========     ==========    ==========   ==========    =========   ==========


WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                               ------------------------------------------------------------------
                                                                 For the year ended December 31, 1999
                                               ------------------------------------------------------------------
                                                                    Year
                                                                    Investment                  Estimated Useful
Partnership Name                  Rental Income        Net Loss     Acquired      Status        Life (Years)
-----------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                     $      353,000   $    (276,000)      1996       Completed            40

Belen Vista Associates,
Limited Partnership                    329,000         (25,000)      1997       Completed          27.5

Blessed Rock of El Monte               660,000         (80,000)      1996       Completed            40

                                                                                                    Under
Bolivar Plaza Apartments                     -           8,000       2000          2001          Construction

Cleveland Apartments L.P.               71,000        (207,000)      1998       Completed          27.5

Cresent City Apartments                152,000        (149,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              74,000         (21,000)      1997       Completed            30

Greyhound Associates I,
L.P.                                    74,000         (27,000)      1997       Completed            40

Lamar Plaza Apts., L.P.                 80,000         (10,000)      1997       Completed            40

Mesa Verde Apartments
Limited Partnership                    400,000        (273,000)      1997       Completed            40

Mountain Vista Associates
Limited Partnership                    223,000         (11,000)      1997       Completed          27.5

North Central Limited
Partnership                             11,000         (18,000)      1998       Completed            40

Woodland, Ltd.                          80,000         (65,000)      1997       Completed            40

Wynwood Place, Limited
Partnership                             62,000         (32,000)      1998       Completed            50
                                   -----------      ----------
                                $    2,569,000   $  (1,186,000)
                                   ===========      ==========

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ------------------------------ ----------------------------------------------------
                                                      As of March 31, 1999                   As of  December 31, 1998
                                                 ------------------------------ ----------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ------------------------------ ----------------------------------------------------
                                                    As of March 31, 1999                        As of December 31, 1998
                                                 ------------------------------ ----------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
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
                                                      ==========     ==========    ==========   ==========    =========   ==========


WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                 ----------------------------------------------------------
                                            For the year ended December 31, 1998
                                 ----------------------------------------------------------
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

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                                   As of  December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
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

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                                 As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's                    Encumbrances
                                                 Total Investment  Amount of      of  Local                                    Net
                                                 in Local Limited  Investment     Limited       Property and  Accumulated      Book
Partnership Name                    Location     Partnerships      Paid to Date   Partnerships  Equipment     Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
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
                                                      ==========     ==========    ==========   ==========    =========   ==========


WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                  ---------------------------------------------------------
                                            For the year ended December 31, 1998
                                  ---------------------------------------------------------
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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4


By:    WNC & Associates, Inc.       General Partner



By:  /s/ Wilfred N. Cooper, Jr
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:


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