Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2000-08-21
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                              California 33-0707612


                         3158 Redhill Avenue, Suite 120

                              Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets
              June 30, 2000 and March 31, 2000.................................3

         Statements of Operations
              For the three months ended June 30, 2000 and 1999 ...............4


         Statement of Partners' Equity
              For the three months ended June 30, 2000.........................5

         Statements of Cash Flows
              For the three months ended June 30, 2000 and 1999................6

         Notes to Financial Statements.........................................7


     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

     Item 3: Quantitative and Qualitative Disclosures Above Market Risks......14


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures...............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                   June 30, 2000           March 31, 2000
                                                                 -------------------      ------------------
                                                                    (unaudited)
                                                  ASSETS

Cash and cash equivalents                                      $         1,604,700      $        1,725,133
Loans receivable (Note 2)                                                        -                  12,080
Investments in limited
 partnerships (Note 3)                                                  14,944,727              15,243,007
Other assets                                                                   650                     574
                                                                 -------------------      ------------------

                                                               $        16,550,077      $       16,980,794
                                                                 ===================      ==================

                                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 5)                      $           516,428      $          672,640
Accrued fees and expenses due to
 General Partner and affiliates (Note 4)                                    16,561                   1,936
                                                                 -------------------      ------------------

                                                                           532,989                 674,576
                                                                 -------------------      ------------------

Partners' equity (deficit):
 General Partner                                                           (58,889)                (55,998)
 Limited Partners (25,000 units
  Authorized, 22,000 units issued
  and outstanding)                                                      16,075,977              16,362,216
                                                                 -------------------      ------------------

Total partners' equity                                                  16,017,088              16,306,218
                                                                 -------------------      ------------------

                                                               $        16,550,077      $       16,980,794
                                                                 ===================      ==================


                                  See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                    2000                  1999
                                                               ---------------       ---------------


Interest income                                              $        32,013       $       36,384
                                                               ---------------       ---------------

Operating expenses:
Amortization (Note 3)                                                 14,891               14,892
Asset management fees (Note 4)                                        15,125               15,125
Other                                                                  6,788                8,754
                                                               ---------------       ---------------

Total operating expenses                                              36,804               38,771
                                                               ---------------       ---------------

Loss from operations                                                  (4,791)             (2,387)

Equity in losses of
 limited partnerships (Note 3)                                      (284,339)             (249,437)
                                                               ---------------       ---------------

Net loss                                                     $      (289,130)      $      (251,824)
                                                               ===============       ===============

Net loss allocated to:
  General Partner                                            $        (2,891)      $        (2,518)
                                                               ===============       ===============

  Limited Partners                                           $      (286,239)      $      (249,306)
                                                               ===============       ===============

Net loss per weighted limited
  partnership unit                                           $           (13)      $           (11)
                                                               ===============       ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)



                                                     General            Limited
                                                     Partner            Partners               Total
                                                   ------------      ---------------      -----------------
Equity (deficit), March 31, 2000                 $    (55,998)     $    16,362,216      $      16,306,218

Net loss for the three months
  ended June 30, 2000                                  (2,891)            (286,239)              (289,130)
                                                   ------------      ---------------      -----------------

Equity (deficit), June 30, 2000                  $    (58,889)     $    16,075,977      $      16,017,088
                                                   ============      ===============      =================


                 See accompanying notes to finacial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOW

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)



                                                                  2000                  1999
                                                              -------------         --------------
Cash flows from operating activities:
  Net loss                                                  $    (289,130)        $     (251,824)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Amortization                                               14,891                 14,892
        Equity in losses of limited partnerships                  284,339                249,437
        Change in loans receivable                                 12,080                      -
        Change in other assets                                        (76)                     -
        Change in accrued fees and expenses due to
           General Partner and affiliates                          14,625                 23,079
                                                              -------------         --------------

             Net cash provided by operating activities             36,729                 35,584
                                                              -------------         --------------

Cash flows from investing activities:
  Investments in limited partnerships                            (158,362)              (372,132)
  Distributions from limited partnerships                           1,200                    400
                                                              -------------         --------------

             Net cash used in investing activities               (157,162)              (371,732)
                                                              -------------         --------------

Net decrease in cash and cash equivalents                        (120,433)              (336,148)

Cash and cash equivalents, beginning of period                  1,725,133              3,460,935
                                                              -------------         --------------

Cash and cash equivalents, end of period                    $   1,604,700         $    3,124,787
                                                              =============         ==============



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                  June 30, 2000
                                   (unaudited)


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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328 at the end of the periods presented.

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)



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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000, the Partnership had no cash equivalents.

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable of $12,080 at March 31, 2000 represents an amount advanced by the Partnership to one Local Limited Partnership. During the three months ended June 30, 2000 this amount was repaid in full.

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 2000 the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                              June 30, 2000           March 31, 2000
                                                            -------------------   --------------------
  Investments per balance sheet, beginning of period      $         15,243,007   $         15,345,027
  Capital contributions to limited partnerships                              -                766,262
  Capital contributions payable                                              -                342,195
  Tax credit adjustment                                                  2,150                      -
  Distributions received                                                (1,200)               (4,641)
  Equity in losses of limited partnerships                            (284,339)           (1,146,270)
  Amortization of capitalized acquisition fees and
  costs                                                                (14,891)              (59,566)
                                                            -------------------   --------------------

  Investments per balance sheet, end of period            $         14,944,727   $         15,243,007
                                                            ===================   ====================

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                   2000                    1999
                                                             ------------------      -----------------

         Total revenue                                      $         679,000       $        577,000
                                                             ------------------      -----------------

         Interest expense                                             247,000                280,000
         Depreciation and amortization                                290,000                230,000
         Operating expenses                                           438,000                403,000
                                                             ------------------      -----------------

         Total expenses                                               975,000                841,000
                                                             ------------------      -----------------

         Net Loss                                           $        (296,000)      $       (264,000)
                                                             ==================      =================

         Net loss allocable to the Partnership              $        (284,000)      $       (249,000)
                                                             ==================      =================

         Net loss recorded to the Partnership               $        (284,000)      $       (249,000)
                                                             ==================      =================

                  WNC HOUSING TAX CREDIT FUND V L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 4- RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the WNC or General Partner for the following fees:

     (a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $15,125 were incurred for each of the three months ended June 30, 2000 and 1999. As of June 30, 2000, $16,561 of those fees remained unpaid.

     (b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates presented on the balance sheets consist of the following:

                                                                             June 30, 2000         March 31, 2000
                                                                           ------------------     ------------------
         Reimbursement for expenses paid by the General Partner or     $                   -   $                500
         an affiliate
         Asset management fees payable                                                16,561                  1,436
                                                                           ==================     ==================
                                                                        $             16,561   $              1,936
                                                                           ==================     ==================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on July 14, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $1,605,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $14,945,000. Liabilities at June 30, 2000 were $516,000 of payables to limited partnerships and $17,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(289,000), reflecting an increase of $(37,000) from the net loss experienced for the three months ended June 30, 1999 of $(252,000). The change is primarily due to an increase in equity in losses of limited partnerships of $(35,000) as certain Local Limited Partnerships have completed construction and initiated operations. Also contributing to the loss was a decrease in interest income of $(4,000) offset by a decrease in operating expenses of $2,000.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The decrease in cash during the three months ended June 30, 2000 was $(120,000), compared to a net decrease in cash for the three months ended June 30, 1999 of $(336,000). The change was due primarily to a decrease in cash used for investing activities of $214,000, offset by a decrease in expenses paid to the General Partner and affiliates of $8,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V - Series 4

By:  WNC & Associates, Inc.         General Partner of the Registrant



By:   /s/ Will N Cooper, Jr.
Will N Cooper, Jr., President - Chief Operating Officer of
WNC & Associates, Inc

Date: August 21, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer of
WNC & Associates, Inc

Date: August 21, 2000