Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2000-12-19
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets
              September 30, 2000 and March 31, 2000............................3

          Statements of Operations
              For the Three and Six Months Ended September 30, 2000 and 1999...4

          Statement of Partners' Equity (Deficit)
              For the Six Months Ended September 30, 2000......................5

          Statements of Cash Flows
              For the Six Months Ended September 30, 2000 and 1999.............6

          Notes to Financial Statements .......................................7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 6. Exhibits and Reports on Form 8-K.................................15

     Signatures...............................................................16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   September 30, 2000              March 31, 2000
                                                                  ----------------------        ---------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                       $            1,328,225        $           1,725,133
Loan receivable                                                                  9,732                       12,080
Investments in limited partnerships (Note 2)                                14,645,497                   15,243,007
Other assets                                                                       650                          574
                                                                  ----------------------        ---------------------

                                                                $           15,984,104        $          16,980,794
                                                                  ======================        =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                       $              257,965        $             672,640
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        6,956                        1,936
                                                                  ----------------------        ---------------------

                                                                               264,921                      674,576
                                                                  ----------------------        ---------------------

Partners' equity (deficit):
  General partner                                                              (61,868)                     (55,998)
  Limited partners (22,000 units issued and outstanding)                    15,781,051                   16,362,216
                                                                  ----------------------        ---------------------

Total partners' equity                                                      15,719,183                   16,306,218
                                                                  ----------------------        ---------------------

                                                                $           15,984,104        $          16,980,794
                                                                  ======================        =====================



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 2000 and1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                            Three             Six             Three               Six
                                            Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $     20,131    $       52,144    $      27,325     $       63,709
                                         ------------    --------------    -------------     --------------

Operating expenses:
  Amortization (Note 2)                      14,891            29,782           14,891             29,783
  Asset management fees (Note 3)             15,125            30,250           15,125             30,250
  Other                                       3,681            10,469           18,918             27,672
                                         ------------    --------------    -------------     --------------

    Total operating expenses                 33,697            70,501           48,934             87,705
                                         ------------    --------------    -------------     --------------

Loss from operations                        (13,566)          (18,357)        (21,609)           (23,996)

Equity in losses of
 limited partnerships                      (284,339)         (568,678)        (252,377)          (501,814)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (297,905)   $     (587,035)   $    (273,986)    $     (525,810)
                                         ============    ==============    =============     ==============

Net loss allocated to:
  General partner                      $     (2,979)   $       (5,870)   $      (2,740)    $       (5,258)
                                         ============    ==============    =============     ==============

  Limited partners                     $   (294,926)   $     (581,165)   $    (271,246)    $     (520,552)
                                         ============    ==============    =============     ==============

Net loss per weighted limited
  partner unit                         $        (13)   $          (26)   $         (12)    $          (24)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
partnership units                            22,000            22,000           22,000             22,000
                                         ============    ==============    =============     ==============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)


                                                             General               Limited
                                                             Partner              Partners               Total
                                                       --------------------   ------------------    ----------------
Partners' equity (deficit) at March 31, 2000         $                      $       16,362,216    $     16,306,218
                                                                  (55,998)

Net loss                                                           (5,870)            (581,165)           (587,035)
                                                       --------------------   ------------------    ----------------

Partners' equity (deficit) at September 30, 2000     $            (61,868)  $       15,781,051    $     15,719,183
                                                       ====================   ==================    ================



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                                           2000                       1999
                                                                    --------------------      ----------------------
Cash flows from operating activities:
     Net loss                                                     $           (587,035)     $             (525,810)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Amortization                                                            29,782                      29,783
        Equity in losses of limited partnerships                               568,678                     501,814
        Change in accrued asset management fees                                   5,520                   (102,691)
        Change in other assets                                                    (76)                           -
        Accrued fees and expense due to
           General Partner and affiliates                                        (500)                      58,340
                                                                    --------------------      ----------------------

Net cash provided by (used in) operating activities                              16,369                   (38,564)
                                                                    --------------------      ----------------------

Cash flows from investing activities:
    Investment in limited partnerships                                        (416,825)                 (1,291,055)
    Loans receivable                                                             2,348                           -
    Distributions from limited partnerships                                      1,200                       3,647
    Acquisition costs and fees                                                       -                     (58,778)
                                                                    --------------------      ----------------------

Net cash used in investing activities                                         (413,277)                 (1,346,186)
                                                                    --------------------      ----------------------

Net decrease in cash and cash equivalents                                     (396,908)                 (1,384,750)
                                                                    --------------------      ----------------------

Cash and cash equivalents, beginning of period                               1,725,133                   3,460,935
                                                                    --------------------      ----------------------

Cash and cash equivalents, end of period                          $          1,328,225      $            2,076,185
                                                                    ====================      ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see note 2).

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

                               September 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2000, the Partnership had no cash equivalents.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30 and March 31, 2000, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. As of September 30 and March 31, 2000, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                             For the Six Months Ended            For the Year Ended
                                                                September 30, 2000                 March 31, 2000
                                                            ----------------------------       ------------------------
Investment per balance sheet, beginning of period         $                 15,243,007       $             15,345,027
Capital contributions paid, net                                                      -                        766,262
Capital contributions payable                                                    2,150                        342,195
Equity in losses of limited partnerships                                      (568,678)                    (1,146,270)
Distributions received                                                          (1,200)                        (4,641)
Amortization of paid acquisition fees and costs                                (29,782)                       (59,566)
                                                            ----------------------------       ------------------------

Investment per balance sheet, end of period               $                 14,645,497       $             15,243,007
                                                            ============================       ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued

Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                                           2000                          1999
                                                                    -------------------            ------------------
Revenues                                                          $         1,358,000            $        1,214,600
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                         488,000                       438,400
     Depreciation                                                             561,000                       467,600
     Operating expenses                                                       901,000                       843,600
                                                                    -------------------            ------------------

     Total Expenses                                                         1,950,000                     1,749,600
                                                                    -------------------            ------------------

Net loss                                                          $          (592,000)           $         (535,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (568,000)           $         (530,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $          (568,000)           $         (502,000)
                                                                    ===================            ==================

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

NOTE 3- RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships) is payable quarterly. Asset management fees of $30,250 were incurred during each of the six months ended September 30, 2000 and 1999. The Partnership made payments of $24,730 and $132,941 to the General Partner or its affiliates for those fees during the six months ended September 30, 2000 and 1999, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued

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

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                September 30, 2000               March 31, 2000
                                                               ----------------------       -------------------------
Asset management fees payable                               $                  6,956     $                     1,436

Reimbursement due on expenses paid by the General                                  -                             500
     Partner or affiliates
                                                               ----------------------       -------------------------

Total                                                       $                  6,956     $                     1,936
                                                               ======================       =========================



NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $1,328,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $14,645,000. Liabilities at September 30, 2000 consisted primarily of $258,000 of payables to limited partnerships.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(298,000), reflecting an increase of $24,000 from the $(274,000) of net loss experienced for the three months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $32,000 to $(284,000) for the three months ended September 30, 2000 from $(252,000) for the three months ended September 30, 1999. This increase was a result of the Local Limited Partnerships completing construction and going into operations. The increase in equity losses of limited partnerships was partially offset by a decrease in loss from operations of $8,000 for the three months ended September 30, 2000 to $(14,000), from $(22,000) for the three months ended September 30, 1999, due primarily to a decrease in accounting fees.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(587,000), reflecting an increase of $61,000 from the $(526,000) net loss experienced for the six months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $67,000 to $(569,000) for the six months ended September 30, 2000 from $(502,000) for the six months ended September 30, 1999. This increase was a result of the Local Limited Partnerships completing construction and starting operations. Along with the increase in equity in losses of limited partnerships, there was a decrease in loss from operations of $6,000 for the six months ended September 30, 2000 to $(18,000), from (24,000) for the six months ended September 30, 1999, due primarily to a decrease in accounting fees.

Cash Flows

Six Months Ended  September 30, 2000 Compared to Six Months Ended  September 30,
1999. Net cash used during the six months ended September 30, 2000 was $(397,000) compared to a net use of cash for the six months ended September 30, 1999 of $(1,385,000). The change was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $874,000 to $(417,000) for the six months ended September 30, 2000 from $(1,291,000) for the six months ended September 30, 1999. A decrease in acquisition costs and fees paid of $59,000 to $0 for the six months ended September 30, 2000 from $(59,000) for the six months ended September 30, 1999. Cash used by operating activities decreased by $55,000 from $(39,000) used in the six months ended September 30, 1999 compared to $16,000 provided by the six months ended September 30, 2000.

During the six months ended September 30, 2000, accrued payables, which consist primarily of accrued asset management fees due to the General Partner, increased by $5,000. The General Partner anticipates that these accrued fees will be paid during 2001, and that capital reserves are sufficient to meet the foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President, Chief Operating Officer of
                                    WNC & Associates, Inc.

Date: December 15, 2000





By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President, Chief Financial Officer of
                                       WNC & Associates, Inc.

Date: December 15, 2000