Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2001-02-28
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

          Balance Sheets
           December 31, 2000 and March 31, 2000.............................3

          Statements of Operations
           For the Three and Nine Months Ended December 31, 2000 and 1999...4

          Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2000......................5

          Statements of Cash Flows
           For the Nine Months Ended December 31, 2000 and 1999.............6

          Notes to Financial Statements ....................................7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................14

 Item 6. Exhibits and Reports on Form 8-K..................................14

 Signatures ...............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    December 31, 2000              March 31, 2000
                                                                  ----------------------        ---------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $             1,307,654        $          1,725,133
Loan receivable                                                                   9,732                      12,080
Investments in limited partnerships (Note 2)                                 14,346,267                  15,243,007
Other assets                                                                        574                         574
                                                                  ----------------------        ---------------------

                                                                $            15,664,227       $          16,980,794
                                                                  ======================        =====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                       $               257,889       $             672,640
Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                                          2,691                       1,936
                                                                  ----------------------        ---------------------

                                                                                260,580                     674,576
                                                                  ----------------------        ---------------------
Partners' equity (deficit):
 General partner                                                                (65,024)                    (55,998)
 Limited partners (22,000 units issued and outstanding)                      15,468,671                  16,362,216
                                                                  ----------------------        ---------------------

Total partners' equity                                                       15,403,647                  16,306,218
                                                                  ----------------------        ---------------------

                                                                 $           15,664,227        $         16,980,794
                                                                  ======================        =====================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 2000 and1999
                                   (unaudited)

                                                    2000                               1999
                                         ------------------------------    --------------------------------
                                           Three            Nine              Three             Nine
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      14,005   $        66,149   $       22,924    $        86,633
                                         ------------    --------------    -------------     --------------
Operating expenses:
 Amortization (Note 2)                        14,891            44,673           14,891             44,674
 Asset management fees (Note 3)               15,125            45,375           15,125             45,375
 Legal and accounting                         11,660            17,414           14,817             35,055
 Other                                         3,526             8,241            2,868             10,302
                                         ------------    --------------    -------------     --------------

    Total operating expenses                  45,202           115,703           47,701            135,406
                                         ------------    --------------    -------------     --------------

Loss from operations                         (31,197)          (49,554)         (24,777)           (48,773)

Equity in losses of
 limited partnerships                       (284,339)         (853,017)        (252,377)          (754,191)
                                         ------------    --------------    -------------     --------------

Net loss                               $    (315,536)  $      (902,571)  $     (277,154)   $      (802,964)
                                         ============    ==============    =============     ==============
Net loss allocated to:
 General partner                       $      (3,155)  $        (9,026)  $       (2,772)   $        (8,030)
                                         ============    ==============    =============     ==============

 Limited partners                      $    (312,381)  $      (893,545)  $     (274,382)   $      (794,934)
                                         ============    ==============    =============     ==============
Net loss per weighted limited
 partner unit                          $         (14)  $           (41)  $          (12)   $           (36)
                                         ============    ==============    =============     ==============
Outstanding weighted limited
 partnership units                            22,000            22,000           22,000             22,000
                                         ============    ==============    =============     ==============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)


                                                             General              Limited
                                                             Partner              Partners               Total
                                                       --------------------   ------------------    ----------------

Partners' equity (deficit) at March 31, 2000         $            (55,998)  $       16,362,216   $      16,306,218


Net loss                                                           (9,026)            (893,545)           (902,571)
                                                       --------------------   ------------------    ----------------

Partners' equity (deficit) at December 31, 2000      $            (65,024)  $       15,468,671   $      15,403,647
                                                       ====================   ==================    ================




                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                           2000                       1999
                                                                 --------------------      ----------------------
Cash flows from operating activities:
 Net loss                                                      $           (902,571)     $             (802,964)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Amortization                                                               44,673                      44,674
  Equity in losses of limited partnerships                                  853,017                     754,191
  Change in other assets                                                          -                         (74)
  Accrued fees and expense due to
   General Partner and affiliates                                               755                     (64,375)
                                                                 --------------------      ----------------------

Net cash used in operating activities                                        (4,126)                    (68,548)
                                                                 --------------------      ----------------------
Cash flows from investing activities:
 Investment in limited partnerships                                        (416,901)                 (1,618,687)
 Due from affiliates                                                           -                         52,835
 Loans receivable                                                             2,348                           -
 Distributions from limited partnerships                                      1,200                       3,647
 Acquisition costs and fees                                                       -                     (58,778)
                                                                 --------------------      ----------------------

Net cash used in investing activities                                      (413,353)                 (1,620,983)
                                                                 --------------------      ----------------------

Net decrease in cash and cash equivalents                                  (417,479)                 (1,689,531)
                                                                 --------------------      ----------------------

Cash and cash equivalents, beginning of period                            1,725,133                   3,460,935
                                                                 --------------------      ----------------------

Cash and cash equivalents, end of period                       $          1,307,654      $            1,771,404
                                                                 ====================      ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner") a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

                                December 31, 2000
                                   (unaudited)

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

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All of management decisions will be made by the General Partner.

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

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements, which are in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2000, the Partnership had cash equivalents of $1,090,000 and $0, respectively.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31 and March 31, 2000, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 784 apartment units. As of December 31 and March 31, 2000, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                             For the Nine Months Ended           For the Year Ended
                                                                 December 31, 2000                 March 31, 2000
                                                            ----------------------------       ------------------------
Investment per balance sheet, beginning of period         $                 15,243,007       $             15,345,027
Capital contributions paid, net                                                      -                        766,262
Capital contributions payable                                                    2,150                        342,195
Equity in losses of limited partnerships                                      (853,017)                    (1,146,270)
Distributions received                                                          (1,200)                        (4,641)
Amortization of paid acquisition fees and costs                                (44,673)                       (59,566)
                                                            ----------------------------       ------------------------

Investment per balance sheet, end of period               $                 14,346,267       $             15,243,007
                                                            ============================       ========================


                                       10

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued

Selected financial information for the nine months ended December 31, 2000 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                          2000                          1999
                                                   -------------------            ------------------
Revenues                                         $          2,037,000            $        1,792,000
                                                   -------------------            ------------------
Expenses:
 Interest expense                                             732,000                       647,000
 Depreciation                                                 841,000                       697,000
 Operating expenses                                         1,353,000                     1,247,000
                                                   -------------------            ------------------

 Total Expenses                                             2,926,000                     2,591,000
                                                   -------------------            ------------------

Net loss                                         $           (889,000)           $         (799,000)
                                                   ===================            ==================

Net loss allocable to the Partnership            $           (853,000)           $         (754,000)
                                                   ===================            ==================

Net loss recognized by the Partnership           $           (853,000)           $         (754,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee, which is in an amount equal to 0.2% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships), is payable quarterly. Asset management fees of $45,375 were incurred during each of the nine months ended December 31, 2000 and 1999. The Partnership made payments of $45,375 and $132,941 to the General Partner or its affiliates for those fees during the nine months ended December 31, 2000 and 1999, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded; "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2006, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                 December 31, 2000               March 31, 2000
                                                               ----------------------       -------------------------
Asset management fees payable                               $                  1,436     $                     1,436

Reimbursement due on expenses paid by the
 General Partner or affiliates                                                 1,255                             500
                                                               ----------------------       -------------------------

Total                                                       $                  2,691     $                     1,936
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $1,308,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $14,346,000. Liabilities at December 31, 2000 consisted primarily of $258,000 of payables to limited partnerships.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(316,000), reflecting an increase of $39,000 from the $(277,000) of net loss experienced for the three months ended December 31, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $32,000 to $(284,000) for the three months ended December 31, 2000 from $(252,000) for the three months ended December 31, 1999. This increase was a result of the final Local Limited Partnerships completing construction and commencing operations.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(903,000), reflecting an increase of $100,000 from the $(803,000) net loss experienced for the nine months ended December 31, 1999. The increase in net loss is due primarily to equity in losses of limited partnerships which increased by $99,000 to $(853,000) for the nine months ended December 31, 2000 from $(754,000) for the nine months ended December 31, 1999. This increase was a result of the final Local Limited Partnerships completing construction and commencing operations.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(417,000) compared to a net use of cash for the nine months ended December 31, 1999 of $(1,690,000). The change of $1,273,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $1,202,000 to $(417,000) for the nine months ended December 31, 2000 from $(1,619,000) for the nine months ended December 31, 1999, a decrease in acquisition costs and fees paid of $59,000 to $0 for the nine months ended December 31, 2000 from $(59,000) for the nine months ended December 31, 1999, and a decrease in cash used by operating activities of $65,000 from $(69,000) used in the nine months ended December 31, 1999 compared to $(4,000) provided by the nine months ended December 31, 2000, offset by a decrease in cash received from affiliates of $53,000 during the nine months ended December 31, 2000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President, Chief Operating Officer of WNC & Associates, Inc.

Date: February 27, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice President, Chief Financial Officer of WNC & Associates, Inc.

Date: February 27, 2001