Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2001-08-07
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

             California                          33-0391979
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
Yes     No    X
----   -------

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

PART I.
-------
Organization

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

As of March 31, 2001 the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain

Local
Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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





                                                                   ------------------------------  --------------------------------
                                                                        As of March 31, 2001             As of  December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                   Estimated   Encumbrances
                                               Name          Total Investment  Investment                   Low Income     of Local
                                                             in Local Limited   Paid to    Number           Housing         Limited
                                                              Partnerships      Date    of Units  Occupancy Credits     Partnerships
----------------------------------------------------------------------------------------------     ---------------------------------
Ashford Place, a           Shawnee,        The Cowen
Limited Partnership        Oklahoma        Group, LLC         $  2,317,000    $ 2,317,000     100      92%   $ 3,931,000 $ 2,305,000

Belen Vista                Belen,          Monarch Properties,
Associates,Limited         New             Inc.and Low Income
Partnership                Mexico          Housing Foundation
                                           of NM                   416,000        416,000      57     100%       714,000   1,532,000
Blessed Rock
of El Monte                El Monte,       Everland,
                           California      Inc.                  2,511,000      2,511,000     137      99%     8,899,000   3,754,000
Bolivar Plaza
Apartments                 Boliver,        MBL Development
                           Missouri        Co.                   1,181,000      1,087,000      32      88%     1,658,000     573,000
Cleveland
Apartments L.P.            Coffeyville,    Williams Management and
                           Kansas          Consulting, Inc. and
                                           Eastern Housing Corp.   515,000        431,000      48      81%       737,000   1,602,000
Crescent City
Apartments                 Crescent        Crescent
                           City,           City Surf,
                           California      Inc.                  1,166,000      1,166,000      56      91%     2,221,000   1,960,000

D. Hilltop                 Prairie View,   Donald W.
Apartments Ltd.            Texas           Sowell                  101,000        101,000      24      96%       187,000     466,000

Greyhound                  Windsor,        WCM Community
Associates I,L.P.          Missouri        Development Corp.       642,000        642,000      24      88%     1,128,000     607,000

Lamar Plaza                Lamar,          MBL Development
Apts., L.P.                Missouri        Co.                     738,000        738,000      28      79%     1,230,000     840,000

Mesa Verde Apartments      Roswell, New    Trianon-Mesa
Limited Partnership        Mexico          Verde, LLC            3,941,000      3,941,000     142      90%     6,472,000   2,174,000

(1)      Housing Complex is under construction and the cost certification is not yet completed.



                                                                   ------------------------------  --------------------------------
                                                                        As of March 31, 2001             As of  December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                   Estimated   Encumbrances
                                               Name          Total Investment  Investment                   Low Income     of Local
                                                             in Local Limited   Paid to    Number           Housing         Limited
                                                              Partnerships      Date    of Units  Occupancy Credits     Partnerships
----------------------------------------------------------------------------------------------     ---------------------------------
Mountain Vista            Los Alamos,      Monarch Properties, Inc.
Associates Limited        New Mexico       and Low Income Housing
Partnership                                Foundation of NM        315,000        315,000      53      96%       543,000   1,437,000

North Central Limited     New York,        City and Suburban
Partnership               New York         Development Corp.       751,000        751,000      18      94%     1,054,000     463,000

Woodland, Ltd.            Marion,
                          Alabama          ACHR Corp.            1,288,000      1,288,000      42      98%     2,112,000   1,294,000

Wynwood Place, Limited    Raleigh,
Partnership               North            Regency Investment
                          Carolina         Associates, Inc., ATO,
                                           Inc., a Non-Profit Corp.
                                           and Gordon Blackwell.   534,000        454,000      24      71%       780,000     574,000
                                                              -------------  ------------      ---     ---  ------------ -----------
                                                              $ 16,416,000   $ 16,158,000     785      90%  $ 31,666,000$ 19,581,000
                                                              ============   ============     ====     ===  ============ ===========


                                       -----------------------------------------------------------------------------
                                                           For the year ended December 31, 2000
                                       ----------------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                Credits Allocated to
           Partnership Name                     Rental Income      Net (Loss) Income                  Partnership
-------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited Partnership               $ 398,000          $ (184,000)                  98.99%

Belen Vista Associates, Limited
Partnership                                          324,000             (12,000)                  98.99%

Blessed Rock of El Monte                             693,000            (160,000)                  49.50%

Bolivar Plaza Apartments                              33,000             (40,000)                  98.98%

Cleveland Apartments L.P.                            139,000            (117,000)                  99.98%

Crescent City Apartments                             174,000            (142,000)                  99.00%

D. Hilltop Apartments Ltd.                            71,000              (3,000)                  99.00%

Greyhound Associates I, L.P.                          76,000             (30,000)                  99.00%

Lamar Plaza Apts., L.P.                               78,000             (18,000)                  99.97%

Mesa Verde Apartments Limited
Partnership                                          460,000            (271,000)                  99.00%

Mountain Vista Associates Limited
Partnership                                          227,000               2,000                   98.99%

North Central Limited Partnership                    111,000            (125,000)                  99.89%

Woodland, Ltd.                                        87,000             (71,000)                  99.98%

Wynwood Place, Limited Partnership                   127,000             (27,000)                  99.98%
                                                 -----------         ------------
                                                 $ 2,998,000         $(1,198,000)
                                                 ===========         ============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.
--------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At March 31, 2001, there were 1,310 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                        March 31                                December 31
                                         ---------------------------------------   ---------------------------------------
                                                 2001          2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------   -----------
ASSETS
Cash and cash equivalents              $  1,316,217  $  1,725,133  $  3,460,935  $  3,817,546  $  5,906,978  $  3,916,658

Due from affiliates                           9,732             -        52,835        52,835       276,775             -

Subscriptions receivable                          -             -             -             -             -       861,250
Investments in limited partnerships,
net                                      14,075,565    15,243,007    15,345,027    15,573,510    14,894,897     6,700,570

Interest receivable                               -             -             -             -        76,622         4,475

Loans receivable                                  -        12,080        12,080        91,000       301,226       126,381

Other assets                                    574           574           500           500           500             -
                                         -----------   -----------   -----------   -----------   -----------   -----------
                                       $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391  $ 21,456,998  $ 11,609,334
                                         ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES
Due to limited partnerships            $    257,889  $    672,640  $  1,182,870  $  1,657,666  $  2,880,839  $  4,267,232
Accrued fees and expenses due to
general
  partner and affiliates                      1,664         1,936       181,131       121,498        52,203       291,396

PARTNERS' EQUITY                         15,142,535    16,306,218    17,507,376    17,756,227    18,523,956     7,050,706
                                         -----------   -----------   -----------   -----------   -----------   -----------
                                       $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391  $ 21,456,998  $ 11,609,334
                                        ===========   ===========   ===========   ===========   ===========   ===========

                                       8


Selected results of operations, cash flows, and other information for the Partnership is as follows:

                                                                For the
                                   For the Years          Three Months Ended                   For the Years Ended
                                   Ended March 31                 March 31                          December 31
                              -------------------------   -------------------------    --------------------------------------

                                2001          2000          1999           1998          1998          1997          1996
                              ----------   ------------   ----------    -----------    ----------    ----------    ----------
                                                                         (Unaudited)
Income (loss) from
  operations                 $    (60,248) $      (54,888) $        586   $    18,142   $    95,280   $    97,369   $   (17,505)
Equity in losses of
  limited partnerships         (1,103,435)     (1,146,270)     (249,437)     (153,500)   (1,010,334)     (334,756)      (29,329)
                             ------------- --------------- ------------- ------------- ----------     ------------ --------------
 Net loss                    $ (1,163,683) $   (1,201,158) $   (248,851)  $  (135,358)  $  (915,054)  $  (237,387)  $   (46,834)
                             ============  =============== ============== ============ =============  ============= =============
 Net loss allocated to:
    General partner          $   (11,637)  $      (12,012) $     (2,489)  $    (1,354)  $    (9,151)  $    (2,374)  $      (468)
                             ===========  ===============   ============ ============= ============   ===========  =============
        Limited partne       $(1,152,046)  $   (1,189,146) $   (246,362)  $  (134,004)  $  (905,903)  $  (235,013)  $   (46,366)
                             ============  =============== =============  ============  ============  ============= ============
      Net loss per limited
  partner unit               $    (52.37)  $       (54.05) $     (11.20)  $     (6.09)  $    (41.18)  $    (13.01)  $    (26.83)
                             ============  =============== =============  ============  ============  ============== ============

Outstanding weighted
  limited partner units           22,000           22,000        22,000        22,000        22,000        18,063         1,728
                             ===========   =============== ============== ============  ============  ============== ============

                                                                  For the
                                   For the Years            Three Months Ended                   For the Years Ended
                                  Ended March 31                  March 31                           December 31
                             -------------------------    --------------------------   ----------------------------------------
                                2001          2000          1999           1998          1998           1997          1996
                              ----------   -----------   ------------   ------------   ----------    ------------  ------------
                                                                        (Unaudited)
Net cash provided by (used in):
     Operating activities      $     1,392   $     (121,756) $     75,111   $    77,854   $   297,891   $    94,732   $     4,010
   Investing activities           (410,308)      (1,614,046)     (431,722)     (814,796)   (2,534,648)  (10,409,130)   (2,544,473)
   Financing activities                  -                -             -       148,448       147,325    12,304,718     6,457,121
                               ----------    -----------     ------------   ------------  ------------  ------------  ------------
Net change in cash and
  cash equivalents               (408,916)       (1,735,802)     (356,611)     (588,494)  (2,089,432)     1,990,320     3,916,658

Cash and cash
  equivalents, beginning
  of period                     1,725,133         3,460,935     3,817,546     5,906,978    5,906,978      3,916,658             -
                               ----------    -----------     ------------   ------------  ----------    ------------  ------------

Cash and cash
  equivalents, end of
  period                       $1,316,217    $    1,725,133  $  3,460,935  $  5,318,484   $3,817,546    $ 5,906,978   $ 3,916,658
                              ==========     ==============  ============== ============   ==========    ============  ============

Low Income Housing Credits Per Unit was as follows for the years ended December
31:

                                                       2000          1999           1998           1997           1996
                                                    -----------   ------------   ------------   -----------    -----------
Federal                                           $        114  $         104  $          81  $         20   $         38
State                                                        -              -              -             -              -
                                                    -----------   ------------   ------------   -----------    -----------
Total                                             $        114  $         104  $          81  $         20   $         38
                                                    ===========   ============   ============   ===========    ===========

                                       9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $1,316,000 in cash and cash equivalents and aggregate investments in the fourteen Local Limited Partnerships of $14,076,000. Liabilities at March 31, 2001 were $260,000 due to limited partnerships, $2,000 of accrued annual management fees, and expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,164,000), reflecting a decrease of $37,000 from the net loss experienced for the year ended March 31, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships which decreased by $43,000 to $(1,103,000) for the year ended March 31, 2001 from $(1,146,000) for the year ended March 31, 2000, offset by an increase in loss from operations of $5,000. The decrease in equity in losses of limited partnerships was mainly due to the increase in occupancy rate in certain Local Limited Partnerships offset by the increased loss of one Local Limited Partnership which experienced a full year of operations in 2000 compared with two months of operations in 1999.

In addition, the Partnership experienced a decrease in income of $23,000 resulting from a decrease in cash balance due to capital contributions paid to Local Limited Partnerships of $410,000. The Partnership also experienced a decrease in operating expenses paid to third parties of $18,000.

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,201,000), reflecting an increase of $286,000 from the net loss experienced for the year ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $136,000 to $(1,146,000) for the year ended march 31, 2000 from $(1,010,000) for the year ended December 31, 1998. The increase in equity in losses from limited partnerships is due to the acquisition of certain Local Limited Partnerships in 1998. The losses from these Local Limited Partnerships were significantly less during 1998 as only a partial year of operations was allocable to the Partnership. As a result, losses recognized by the Partnership from these Local Limited Partnerships increased for the year ended March 31, 2000. In addition, the Partnership experienced a decrease in interest income of $123,000 resulting from a decrease in cash due to capital contributions paid to Local Limited Partnerships of $1,600,000. The Partnership also experienced an increase in operating expenses paid to third parties of $30,000.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31 2000. Net cash used during the year ended March 31, 2001 was $(409,000), compared to net cash used for the year ended March 31, 2000 of $(1,736,000). Net cash flows from operating activities increased by $123,000 to net cash provided operating activities of $1,000 for the year ended March 31, 2001 compared to net cash used by operating activities of $(122,000) for the year ended March 31, 2000. This increase was primarily due to a decrease in cash paid to the General Partner for management fees and other accrued fees and costs of $179,000 offset by a decrease in income of $23,000, a decrease in cash due from affiliates of $53,000 and an increase in cash paid to third parties for operating expenses of $18,000. Net cash flows used in investing activities decreased by $1,204,000 to $(410,000) for the year ended March 31, 2001 from $(1,614,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $1,202,000. No cash was provided by or used in financing activities for the years ended March 31, 2001 or 2000.

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(1,736,000), compared to net cash used for the year ended December 31, 1998 of $(2,089,000). Net cash flows from operating activities decreased by $420,000 to net cash used in operating activities of $(122,000) for the year ended March 31, 2000 compared to net cash provided by operating activities of $298,000 for the year ended December 31, 1998. This decrease was primarily due to an increase in cash paid to the General Partner for management fees and other accrued fees and costs of $240,000, a decrease in interest income of $123,000, a decrease in collections of interest receivable of $77,000 and an increase in cash paid to third parties for operating expenses of $30,000, offset by receivables collected from affiliates of $53,000. Net cash flows used in investing activities decreased by $921,000 to $(1,614,000) for the year ended March 31, 2000 from $(2,535,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $1,105,000 and a decrease in cash paid for capitalized acquisition fees and costs of $38,000, offset by a decrease in receivables collected from affiliates of $224,000. Net cash provided by financing activities decreased by $147,000 to $0 for the year ended March 31, 2000 from $147,000 for the year ended December 31, 1998 primarily due to a decrease in notes receivable from investors of $175,000 offset by a decrease in cash paid for offering costs of $28,000.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 79% and 63% of the total assets of the Partnership at March 31, 2001 and 2000. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP

Orange County, California
July 9, 2001

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                     March 31
                                                                        -----------------------------------
                                                                             2001               2000
                                                                        ---------------    ----------------
ASSETS

Cash and cash equivalents                                             $      1,316,217   $       1,725,133
Loan receivable (Note 2)                                                             -              12,080
Due from affiliate (Note 4)                                                      9,732                   -
Investments in limited partnerships, net (Notes 3 and 4)                    14,075,565          15,243,007
Other assets                                                                       574                 574
                                                                        ---------------    ----------------
                                                                      $     15,402,088   $      16,980,794
                                                                        ===============    ================

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                          $        257,889   $         672,640
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                             1,664               1,936
                                                                        ---------------    ----------------
     Total liabilities                                                         259,553             674,576
                                                                        ---------------    ----------------
Commitments and contingencies
Partners' equity (deficit)
   General partner                                                             (67,635)            (55,998)
   Limited partners (25,000 units authorized,
     22,000 units issued and outstanding)                                   15,210,170          16,362,216
                                                                        ---------------    ----------------
     Total partners' equity                                                 15,142,535          16,306,218
                                                                        ---------------    ----------------
                                                                      $     15,402,088   $      16,980,794
                                                                        ===============    ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                            For The Three       For The Year
                                               For The Years                Months Ended            Ended
                                              Ended March 31                  March 31          December 31
                                      -------------------------------    ------------------   ----------------
                                          2001              2000               1999                1998
                                      --------------    -------------    ------------------   ----------------
Interest income                     $        77,116   $      108,385   $            39,963  $         231,113
Other income                                 14,248            6,100                     -                  -
                                      --------------    -------------    ------------------   ----------------
Total income                                 91,364          114,485                39,963            231,113
                                      --------------    -------------    ------------------   ----------------
Operating expenses:
   Amortization (Note 3)                     59,564           59,566                14,892             56,694
   Asset management fees
     (Note 4)                                60,500           60,500                15,125             59,351
   Other                                     31,548           49,307                 9,360             19,788
                                      --------------    -------------    ------------------   ----------------
    Total operating expenses                151,612          169,373                39,377            135,833
                                      --------------    -------------    ------------------   ----------------
Income (loss) from operations               (60,248)         (54,888)                  586             95,280

Equity in income losses of
  limited partnerships (Note 3)          (1,103,435)      (1,146,270)             (249,437)        (1,010,334)
                                      --------------    -------------    ------------------   ----------------

Net loss                            $    (1,163,683)  $   (1,201,158)  $          (248,851) $        (915,054)
                                      ==============    =============    ==================   ================
Net loss allocated to:
    General partner                 $       (11,637)  $      (12,012)  $            (2,489) $          (9,151)
                                      ==============    =============    ==================   ================
    Limited partners                $    (1,152,046)  $   (1,189,146)  $          (246,362) $        (905,903)
                                      ==============    =============    ==================   ================

Net loss per limited partner unit   $        (52.37)  $       (54.05)  $            (11.20)$           (41.18)
                                      ==============    =============    ==================   ================

Outstanding weighted limited
  partner units                              22,000           22,000                22,000             22,000
                                      ==============    =============    ==================   ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                               General            Limited
                                                               Partner            Partners             Total
                                                           ---------------    ---------------     ---------------
Partners' equity (deficit) at January 1, 1998             $        (32,069) $       18,556,025    $     18,523,956

Offering expenses                                                     (277)            (27,398)            (27,675)

Collection on notes receivable                                           -             175,000             175,000

Net loss                                                            (9,151)           (905,903)           (915,054)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit), December 31, 1998                      (41,497)         17,797,724          17,756,227

Net loss                                                            (2,489)           (246,362)           (248,851)
                                                            ---------------    ---------------      ---------------
Partners' equity (deficit) at March 31, 1999                       (43,986)         17,551,362          17,507,376

Net loss                                                           (12,012)         (1,189,146)         (1,201,158)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2000                       (55,998)         16,362,216          16,306,218

Net loss                                                           (11,637)         (1,152,046)         (1,163,683)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $        (67,635) $       15,210,170    $     15,142,535
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                         For the Three     For the Year
                                                           For the Years Ended           Months Ended         Ended
                                                               March 31                    March 31        December 31
                                                        ----------------------------   ---------------   --------------
                                                            2001            2000             1999             1998
                                                        ------------   -------------   ---------------   --------------
Cash flows from operating activities:

  Net loss                                            $  (1,163,683) $    (1,201,158)$       (248,851)$       (915,054)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
   Amortization                                              59,564           59,566           14,892           56,694
   Equity in losses of limited
     partnerships                                         1,103,435        1,146,270          249,437        1,010,334
   Change in due from affiliates                                  -           52,835                -                -
   Change in accrued fees and
     expenses due to General
     Partner and affiliate                                     (272)        (179,195)          59,633           69,295
   Change in interest receivable                                  -                -                -           76,622
   Change in other assets                                     2,348              (74)               -                -
                                                        ------------   -------------   ---------------   --------------
     Net cash provided by (used in) operating
    activities                                                1,392         (121,756)          75,111          297,891
                                                        ------------   -------------   ---------------   --------------
     Cash flows from investing
  activities:
  Investments in limited
    partnerships, net                                      (416,901)      (1,618,687)        (455,608)      (2,934,293)
  Due from affiliates                                             -                -                -          223,940
  Distributions from limited
    partnerships                                              6,593            4,641            3,744            3,744
  Loans receivable                                                -                -           78,920          210,226
  Capitalized acquisition cost and
    fees                                                          -                -          (58,778)         (38,265)
                                                        ------------   -------------   ---------------   --------------

  Net cash used in investing
    activities                                             (410,308)      (1,614,046)        (431,722)      (2,534,648)
                                                        ------------   -------------   ---------------   --------------

Cash flows from financing activities:
  Offering costs                                                  -                -                -          (27,675)
  Collection on notes receivable                                  -                -                -          175,000
                                                        ------------   -------------   --------------   --------------

  Net cash provided by financing
    activities                                                    -                -                -          147,325

                                                        ------------   -------------   ---------------   --------------



Continued

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                        For the Three     For the Year
                                                           For the Years Ended           Months Ended         Ended
                                                               March 31                    March 31        December 31
                                                        ----------------------------   ---------------   --------------
                                                            2001            2000             1999             1998
                                                        ------------   -------------   ---------------   --------------
Net decrease in cash
  and cash equivalents                                     (408,916)     (1,735,802)         (356,611)      (2,089,432)
Cash and cash equivalents,
  beginning of period                                     1,725,133       3,460,935         3,817,546        5,906,978
                                                        ------------   -------------   - -------------   --------------
Cash and cash equivalents, end
  of period                                           $   1,316,217  $    1,725,133  $      3,460,935  $     3,817,546
                                                        ============   =============   ===============   ==============

SUPPLEMENTAL
  DISCLOSURE OF CASH
  FLOW INFORMATION:
  Taxes paid                                          $         800  $          800  $              -  $           800
                                                        ============   =============   ===============   ==============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During the year ended December 31, 1998 the Partnership incurred, but did not pay, $574,471 of payables to limited partnerships (in connection with its investments in limited partnerships).



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund V, L.P., Series 4, a California Limited Partnership (the "Partnership"), was formed on July 26, 1995 under the laws of the state of California, and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

Change in Reporting Year End
----------------------------
In 1999, the Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by the management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,960,328 at the end of all periods presented.

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

Cash and Cash Equivalents
 -------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of $840,000 and $0, respectively.

Concentration of Credit Risk
----------------------------
At March 31, 2001 and 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



NOTE 2 - LOAN RECEIVABLE
------------------------
Loan receivable represents an amount loaned by the Partnership to a certain Local Limited Partnership in which the Partnership had planned to invest. During the year ended March 31, 2001, the Partnership decided not to invest in the entity and collected the principle and interest in full.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of March 31, 2001 construction or rehabilitation of all of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2001 and 2000 are approximately $1,739,000 and $2,228,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                             For the Three     For the Year
                                                                  For the Years              Months Ended         Ended
                                                                 Ended March 31                March 31        December 31
                                                          ------------------------------    ---------------   --------------
                                                              2001            2000               1999             1998
                                                          -------------   --------------    ---------------   --------------
Investments per balance sheet, beginning of period      $   15,243,007  $    15,345,027   $     15,573,510  $    14,894,897
Capital contributions paid, net                                      -          766,262            (19,187)       1,277,728
Capital contributions payable                                        -          342,195                  -          433,392
Capitalized acquisition fees and costs                               -                -             58,777           38,265
Tax credit adjustment                                            2,151                -                  -                -
Distributions received                                          (6,594)          (4,641)            (3,744)          (3,744)
Equity in losses of limited partnerships                    (1,103,435)      (1,146,270)          (249,437)      (1,010,334)
Amortization of capitalized acquisition fees and
costs                                                          (59,564)         (59,566)           (14,892)         (56,694)
                                                          -------------   --------------    ---------------   --------------
Investments in limited partnerships, end of period      $   14,075,565  $    15,243,007   $     15,345,027  $    15,573,510
                                                          =============   ==============    ===============   ==============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2000               1999
                                                                                ---------------    ---------------
ASSETS

Land                                                                          $      2,465,000   $      2,465,000
Buildings and improvements, net of accumulated depreciation for
  2000 and 1999 of $3,543,000 and $2,366,000, respectively                          34,641,000         33,780,000
Construction in progress                                                                     -            794,000
Other assets                                                                         2,096,000          2,902,000
                                                                                ---------------    ---------------
                                                                              $     39,202,000   $     39,941,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     19,581,000   $     20,210,000
Due to related parties                                                               2,123,000          2,456,000
Other liabilities                                                                      745,000          1,038,000
                                                                                ---------------    ---------------
                                                                                    22,449,000         23,704,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                                       12,337,000         13,015,000
WNC Housing Tax Credit Fund V, L.P., Series 3                                        2,272,000          2,352,000
Other partners                                                                       2,144,000            870,000
                                                                                ---------------    ---------------
                                                                                    16,753,000         16,237,000
                                                                                ---------------    ---------------
                                                                              $     39,202,000   $     39,941,000


                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998






            NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
            -------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,139,000    $      2,716,000   $      2,333,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,117,000           1,754,000          1,821,000
  Interest expense                                                 953,000             988,000            808,000
  Depreciation and amortization                                  1,267,000           1,160,000            924,000
                                                            ---------------     ---------------    ---------------
Total expenses                                                   4,337,000           3,902,000          3,553,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $     (1,198,000)   $    (1,186,000)   $     (1,220,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $     (1,110,000    $    (1,137,000    $     (1,010,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $     (1,103,000   $     (1,137,000    $     (1,010,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
As of March 31, 2000, due from affiliate consisted of an advance to a certain Local Limited Partnership for operations.

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

         Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of interests in Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $216,261 and $161,917 as of March 31, 2001 and 2000, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of interests in Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2001 and 2000, the Partnership incurred acquisition costs of $156,589, which have been included in investments in limited partnerships. Accumulated amortization was $19,340 and $14,120 as of March 31, 2001 and 2000, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

         An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $60,500 were incurred for each of the years ended March 31, 2001 and 2000, $15,125 were incurred during the three months ended March 31, 1999, and $59,351 were incurred for the year ended December 31, 1998, of which $60,500 and $176,880 were paid during the years ended March 31, 2001 and 2000, respectively, and $7,775 was paid during the three months ended March 31, 1999. No management fees were paid in 1998.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                March 31
                                                                     --------------------------------
                                                                         2001              2000
                                                                     --------------    --------------

Asset management fees payable                                      $         1,436   $         1,436

Advances from WNC                                                              228               500
                                                                     --------------    --------------

Total                                                              $         1,664   $         1,936
                                                                     ==============    ==============

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per unit data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2001
               ----
Income                                $         32,000    $         20,000   $         14,000    $         25,000

Operating expenses                              37,000              34,000             45,000              36,000

Equity in losses of limited
     partnerships                             (284,000)           (284,000)          (284,000)           (251,000)

Net loss                                      (289,000)           (298,000)          (315,000)           (261,000)

Loss available to limited partners            (286,000)           (295,000)          (312,000)           (259,000)

Loss available per limited
     partner unit                                  (13)                (13)               (14)                (12)


                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------
                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2000
               ----
Income                                $         36,000    $         27,000   $         23,000    $         28,000

Operating expenses                              39,000              49,000             48,000              34,000

Equity in losses of limited
     partnerships                             (249,000)           (252,000)          (252,000)           (393,000)

Net loss                                      (252,000)           (274,000)          (277,000)           (398,000)

Loss available to limited partners            (249,000)           (271,000)          (274,000)           (395,000)

Loss per limited partner unit                      (11)                (12)               (12)                (18)

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.
---------
Item 10. Directors and Executive Officers of the Registrant

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46 finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. As of March 31, 2001, 2000 and 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,630,000. As of December 31, 1998 the aggregate amount of acquisition fees paid or accrued was approximately $1,571,600.

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $60,500, $60,500, $15,125 and $59,351 were incurred for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, of which $60,500, $176,880, and $7,779 were paid during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999, respectively. None were paid in 1998.

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

(d)  Acquisition  Expense.  Acquisition  expenses are  reimbursed to the General
     Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of March 31, 2001, 2000 and 1999, and December 31, 1998 the Partnership had incurred acquisition expense reimbursements of $156,589.

(e) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income
     Housing Credits of $25,684, $23,177 and $17,771 for the years ended December 31, 2000, 1999 and 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     ----------------------------------------------
     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     -------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1) Financial statements included in Part II hereof:
       ------------------------------------------------
       Report of Independent  Certified Public Accountants
       Balance Sheets, March 31, 2001 and 2000
       Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements of Partners' Equity (Deficit) for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements of Cash Flows for the years
       ended March 31, 2001 and 2000, the three months ended March 31, 1999 and The year ended December 31, 1998
       Notes to Financial Statements


(a)(2) Financial statement schedules included in Part IV hereof:
       --------------------------------------------------------
       Report of Independent Certified Public Accountants on Financial Statement Schedules
       Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       -------------------
1.     NONE

(c)    Exhibits.
       --------
3.1    Articles  of   incorporation   and  by-laws:   The   registrant   is  not
       incorporated. The Partnership Agreement is included as Exhibit 2.1 to the Form 8-A12G dated May 5, 1996.

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

10.3 Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 10.3

10.4 Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apts., L. P. filed as exhibit 10.2 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 10.4.

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

10.9 Amended and Restated Agreement of Limited Partnership of Belen Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 5, 1997 is here in incorporated by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Greyhound Associates I, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 20, 1997 is herein incorporated by reference as exhibit 10.10.

(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

       Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audits referred to in our report dated July 9, 2001 relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                 /S/ BDO SEIDMAN, LLP
                                     BDO SEIDMAN, LLP

Orange County, California
July 9, 2001

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited Investment Paid  Local Limited   Property and   Accumulated  Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a                   Shawnee,
Limited Partnership                Oklahoma         $  2,317,000    $  2,317,000 $  2,305,000   $ 5,065,000  $  564,000  $ 4,501,000

Belen Vista Associates,            Belen,
LimitedPartnership                 New Mexico            416,000         416,000    1,532,000     1,790,000     256,000    1,534,000

Blessed Rock                       El Monte,
of El Monte                        California          2,511,000       2,511,000    3,754,000     9,300,000     695,000    8,605,000

Bolivar Plaza                      Bolivar,
Apartments                         Missouri            1,181,000       1,087,000      573,000     2,141,000      25,000    2,116,000

Cleveland                          Coffeyville,
Apartments L.P.                    Kansas                515,000         431,000    1,602,000     1,643,000     117,000    1,526,000

Crescent City                      Crescent City,
Apartments                         California          1,166,000       1,166,000    1,960,000     3,119,000     497,000    2,622,000

D. Hilltop                         Prairie View,
Apartments Ltd.                    Texas                 101,000         101,000      466,000       585,000      58,000      527,000

Greyhound                          Windsor,
Associates I, L.P.                 Missouri              642,000         642,000      607,000     1,362,000     102,000    1,260,000

Lamar Plaza                        Lamar,
Apts., L.P.                        Missouri              738,000         738,000      840,000     1,697,000     138,000    1,559,000

Mesa Verde Apartments              Roswell,
Limited Partnership                New Mexico          3,941,000       3,941,000    2,174,000     6,289,000     558,000    5,731,000

Mountain Vista Associates          Los Alamos, New
Limited Partnership                Mexico                315,000         315,000    1,437,000     1,606,000     192,000    1,414,000

North Central Limited              New York,
Partnership                        New York              751,000         751,000      463,000     2,389,000      69,000    2,320,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited Investment Paid  Local Limited   Property and   Accumulated  Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Woodland,                          Marion,
Ltd.                               Alabama             1,288,000       1,288,000    1,294,000     2,535,000     229,000    2,306,000

Wynwood Place,                     Raleigh, North
Limited Partnership                Carolina              534,000         454,000      574,000     1,128,000      43,000    1,085,000
                                                     -----------    ------------ ------------  ------------ ----------- ------------
                                                     $16,416,000    $ 16,158,000 $ 19,581,000  $ 40,649,000 $ 3,543,000 $ 37,106,000
                                                     ===========    ============ ============  ============ =========== ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2000
                                     -------------------------------------------------------------------------------
          Partnership Name                                                  year
                                                                          Investment              Estimated Useful
                                     Rental Income    Net(Loss)Income      Acquired     Status      Life(Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 398,000          $ (184,000)         1996       Completed            40

Belen Vista Associates,
Limited Partnership                    324,000             (12,000)         1997       Completed          27.5

Blessed Rock of
El Monte                               693,000            (160,000)         1996       Completed            40

Bolivar Plaza Apartments                33,000             (40,000)         2000          2001     Under Construction

Cleveland Apartments L.P.              139,000            (117,000)         1998       Completed          27.5

Crescent City Apartments               174,000            (142,000)         1996       Completed          27.5

D. Hilltop Apartments Ltd.              71,000              (3,000)         1997       Completed            30

Greyhound Associates I,
L.P.                                    76,000             (30,000)         1997       Completed            40

Lamar Plaza Apts., L.P.                 78,000             (18,000)         1997       Completed            40

Mesa Verde Apartments
Limited Partnership                    460,000            (271,000)         1997       Completed            40

Mountain Vista Associates
Limited Partnership                    227,000               2,000          1997       Completed          27.5

North Central Limited
Partnership                            111,000            (125,000)         1998       Completed            40

Woodland, Ltd.                          87,000             (71,000)         1997       Completed            40

Wynwood Place, Limited
Partnership                            127,000             (27,000)         1998       Completed            50
                                  ------------        -------------
                                   $ 2,998,000        $ (1,198,000)
                                   ===========        =============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited Investment Paid  Local Limited   Property and   Accumulated  Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a                   Shawnee,
Limited Partnership                Oklahoma         $  2,317,000    $  2,317,000 $  2,329,000   $ 5,065,000  $  346,000  $ 4,719,000

Belen Vista Associates,            Belen,
LimitedPartnership                 New Mexico            416,000         416,000    1,536,000     1,790,000     188,000    1,602,000

Blessed Rock                       El Monte,
of El Monte                        California          2,511,000       2,511,000    3,784,000     9,291,000     489,000    8,802,000

Bolivar Plaza                      Bolivar,
Apartments                         Missouri            1,181,000         839,000            -       913,000           -      913,000

Cleveland                          Coffeyville,
Apartments L.P.                    Kansas                516,000         422,000    1,541,000     1,643,000      58,000    1,585,000

Crescent City                      Crescent City,
Apartments                         California          1,134,000       1,133,000    1,960,000     3,115,000     383,000    2,722,000

D. Hilltop                         Prairie View,
Apartments Ltd.                    Texas                 102,000         102,000      468,000       585,000      40,000      545,000

Greyhound                          Windsor,
Associates I, L.P.                 Missouri              642,000         642,000      620,000     1,362,000      68,000    1,294,000

Lamar Plaza                        Lamar,
Apts., L.P.                        Missouri              738,000         738,000      846,000     1,697,000      97,000    1,600,000

Mesa Verde Apartments              Roswell,
Limited Partnership                New Mexico          3,941,000       3,846,000    2,410,000     6,289,000     369,000    5,920,000

Mountain Vista Associates          Los Alamos, New
Limited Partnership                Mexico                315,000         315,000    1,440,000     1,606,000     141,000    1,465,000

North Central Limited              New York,
Partnership                        New York              748,000         720,000    1,300,000     2,389,000      10,000    2,379,000


WWNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited InvestmentPaid  Local Limited   Property and   Accumulated   Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Woodland,                          Marion,
Ltd.                               Alabama             1,288,000       1,288,000    1,294,000     2,533,000     160,000    2,373,000

Wynwood Place,                     Raleigh, North
Limited Partnership                Carolina              534,000         454,000      682,000     1,127,000      17,000    1,110,000
                                                     -----------    ------------ ------------  ------------ ----------- ------------
                                                     $16,383,000    $ 15,743,000 $ 20,210,000  $ 39,405,000 $ 2,366,000 $ 37,039,000
                                                     ===========    ============ ============  ============ =========== ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 1999
                                     -------------------------------------------------------------------------------
          Partnership Name                                                  year
                                                                          Investment              Estimated Useful
                                     Rental Income    Net(Loss)Income      Acquired     Status      Life(Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 353,000          $ (276,000)         1996       Completed            40

Belen Vista Associates,
Limited Partnership                    329,000             (25,000)         1997       Completed          27.5

Blessed Rock of
El Monte                               660,000             (80,000)         1996       Completed            40

Bolivar Plaza Apartments                     -               8,000         2000          2001     Under Construction

Cleveland Apartments L.P.               71,000            (207,000)         1998       Completed          27.5

Crescent City Apartments               152,000            (149,000)         1996       Completed          27.5

D. Hilltop Apartments Ltd.              74,000             (21,000)         1997       Completed            30

Greyhound Associates I,
L.P.                                    74,000             (27,000)         1997       Completed            40

Lamar Plaza Apts., L.P.                 80,000             (10,000)         1997       Completed            40

Mesa Verde Apartments
Limited Partnership                    400,000            (273,000)         1997       Completed            40

Mountain Vista Associates
Limited Partnership                    223,000             (11,000)          1997       Completed          27.5

North Central Limited
Partnership                             11,000             (18,000)         1998       Completed            40

Woodland, Ltd.                          80,000             (65,000)         1997       Completed            40

Wynwood Place, Limited
Partnership                             62,000             (32,000)         1998       Completed            50
                                  ------------        -------------
                                   $ 2,569,000        $ (1,186,000)
                                   ===========        =============

                                       37

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited InvestmentPaid  Local Limited   Property and   Accumulated   Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a                   Shawnee,
Limited Partnership                Oklahoma         $  2,317,000    $  2,317,000 $  2,435,000   $ 5,065,000  $  127,000  $ 4,938,000

Belen Vista Associates,            Belen,
LimitedPartnership                 New Mexico            416,000         416,000    1,539,000     1,771,000     118,000    1,653,000

Blessed Rock                       El Monte,
of El Monte                        California          2,511,000       2,511,000    3,841,000     9,289,000     279,000    9,010,000

Cleveland                          Coffeyville,
Apartments L.P.                    Kansas                552,000         396,000      654,000       841,000      17,000      824,000

Crescent City                      Crescent City,
Apartments                         California          1,192,000         715,000    1,976,000     2,972,000     271,000    2,701,000

D. Hilltop                         Prairie View,
Apartments Ltd.                    Texas                 102,000          87,000      447,000       583,000      22,000      561,000

Greyhound                          Windsor,
Associates I, L.P.                 Missouri              642,000         642,000      633,000     1,362,000      34,000    1,328,000

Lamar Plaza                        Lamar,
Apts., L.P.                        Missouri              738,000         716,000      864,000     1,697,000      56,000    1,641,000

Mesa Verde Apartments              Roswell,
Limited Partnership                New Mexico          3,941,000       3,846,000    2,459,000     6,161,000     185,000    5,976,000

Mountain Vista Associates          Los Alamos, New
Limited Partnership                Mexico                315,000         315,000    1,440,000     1,574,000      91,000    1,483,000

North Central Limited              New York,
Partnership                        New York               758,00         500,000       75,000       441,000           -      441,000

Woodland,                          Marion,
Ltd.                               Alabama             1,288,000       1,288,000    1,296,000     2,533,000      92,000    2,441,000



Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of                              Net
                                                  in Local Limited InvestmentPaid  Local Limited   Property and   Accumulated   Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

Wynwood Place,                     Raleigh, North
Limited Partnership                Carolina              534,000         374,000      554,000       873,000           -      873,000
                                                     -----------    ------------ ------------  ------------ ----------- ------------
                                                     $15,306,000    $ 14,123,000 $ 18,217,000  $ 35,126,000 $1,292,000 $ 33,870,000
                                                     ===========    ============ ============  ============ =========== ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                     ----------------------------------------------------------------------
                                                                 For the year ended December 31, 1998
                                     ----------------------------------------------------------------------
          Partnership Name                                                  year
                                                                          Investment
                                     Rental Income    Net(Loss)Income      Acquired     Status
-----------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 301,000          $ (191,000)         1996       Completed

Belen Vista Associates,
Limited Partnership                    326,000             (21,000)         1997       Completed

Blessed Rock of
El Monte                               656,000            (111,000)         1996       Completed

Cleveland Apartments L.P.               84,000            (219,000)         1998          1999

Crescent City Apartments               148,000            (120,000)         1996       Completed

D. Hilltop Apartments Ltd.              62,000              (4,000)         1997       Completed

Greyhound Associates I,
L.P.                                    59,000             (21,000)         1997       Completed

Lamar Plaza Apts., L.P.                 46,000             (47,000)         1997       Completed

Mesa Verde Apartments
Limited Partnership                    227,000            (372,000)         1997       Completed

Mountain Vista Associates
Limited Partnership                    227,000              (9,000)          1997       Completed

North Central Limited
Partnership                                  -                   -          1998          2000

Woodland, Ltd.                          85,000             (72,000)         1997       Completed

Wynwood Place, Limited
Partnership                                  -             (33,000)         1998          1999
                                  ------------        -------------
                                   $ 2,221,000        $ (1,220,000)
                                   ===========        =============

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4


By:    WNC & Associates, Inc.       General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr.     President
Chief Operating Officer of WNC & Associates, Inc.

Date:  July 13, 2001



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha             President - Chief Operating Officer
of WNC & Associates, Inc.

Date:  July 13, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    -------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date:  July 13, 2001



By: /s/ John B. Lester, Jr.
    ----------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date:  July 13, 2001



By:  /s/ David N. Shafer
     ------------------
David N. Shafer            Director of WNC & Associates, Inc.

Date:  July 13, 2001