Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2001-08-15
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                    For the quarterly period ended June 30, 2001

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets
                      June 30, 2001 and March 31, 2001...................... ..3

              Statements of Operations
                      For the Three months Ended June 30, 2001 and 2000........4

              Statement of Partners' Equity (Deficit)
                      For the Three months Ended June 30, 2001.................5

              Statements of Cash Flows
                      For the Three months Ended June 30, 2001 and 2000........6

              Notes to Financial Statements ...................................7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................13

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

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures ..............................................................15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                       June 30, 2001               March 31, 2001
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,279,722       $           1,316,217
Due from affiliates                                                               9,732                       9,732
Investments in limited partnerships net (Note 2)                             13,778,439                  14,075,565
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------
                                                                 $           15,068,467       $          15,402,088
                                                                   ======================       =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              218,495       $             257,889
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                         6,237                       1,664
                                                                   ----------------------       ---------------------
                                                                                224,732                     259,553
                                                                   ----------------------       ---------------------
Partners' equity (deficit):
  General partner                                                               (70,623)                    (67,635)
  Limited partners (22,000 units issued and outstanding)                     14,914,358                  15,210,170
                                                                   ----------------------       ---------------------
Total partners' equity                                                       14,843,735                  15,142,535
                                                                   ----------------------       ---------------------
                                                                 $           15,068,467       $          15,402,088
                                                                   ======================       =====================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                    2001                          2000
                                                   Three                         Three
                                                   Months                        Months
                                            -----------------------      -------------------------
Interest income                           $                14,138     $                   32,013
                                            -----------------------      -------------------------
Operating expenses:
  Amortization (Note 2)                                    14,891                         14,891
  Asset management fees (Note 3)                           15,125                         15,125
  Legal and accounting                                      1,890                          2,975
  Other                                                     3,482                          3,813
                                            -----------------------      -------------------------
    Total operating expenses                               35,388                         36,804
                                            -----------------------      -------------------------
Loss from operations                                      (21,250)                        (4,791)

Equity in losses of
  limited partnerships                                   (277,550)                      (284,339)
                                            -----------------------      -------------------------
Net loss                                  $              (298,800)     $                (289,130)
                                            =======================      =========================
Net loss allocated to:
  General partner                         $                (2,988)     $                  (2,891)
                                            =======================      =========================
  Limited partners                        $              (295,812)     $                (286,239)
                                            =======================      =========================
Net loss per weighted limited
  partner unit                            $                   (13)     $                     (13)
                                            =======================      =========================
Outstanding weighted limited
partnership units                                          22,000                         22,000
                                                           =======                       ========

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------
Partners' equity (deficit) at March 31, 2001          $           (67,635)   $      15,210,170     $    15,142,535

Net loss                                                           (2,988)            (295,812)           (298,800)
                                                        -------------------    -----------------     ---------------
Partners' equity (deficit) at June 30, 2001           $           (70,623)   $      14,914,358    $     14,843,735
                                                        ===================    =================     ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                            2001                      2000
                                                                   --------------------  ----------------------
Cash flows from operating activities:
     Net loss                                                      $        (298,800)    $          (289,130)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Amortization                                                          14,891                  14,891
        Equity in losses of limited partnerships                             277,550                 284,339
        Change in loan receivable                                                  -                  12,080
        Change in other assets                                                     -                     (76)
        Accrued fees and expense due to
           General Partner and affiliates                                      4,573                  14,625
                                                                   --------------------  ----------------------
Net cash (used in) provided by operating activities                           (1,786)                 36,729
                                                                   --------------------  ----------------------
Cash flows from investing activities:
    Investment in limited partnerships                                       (39,394)               (158,362)
    Distributions from limited partnerships                                    4,685                   1,200
                                                                   --------------------  ----------------------
Net cash used in investing activities                                         34,709)               (157,162)
                                                                   --------------------  ----------------------
Net decrease in cash and cash equivalents                                    (36,495)               (120,433)
                                                                   --------------------  ----------------------
Cash and cash equivalents, beginning of period                             1,316,217               1,725,133
                                                                   --------------------  ----------------------
Cash and cash equivalents, end of period                           $       1,279,722     $         1,604,700
                                                                   ====================  ======================
Supplemental Disclosure of Cash Flow Information
      Taxes Paid                                                   $             800     $               800
                                                                   ====================  ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date, pursuant to the partnership agreement or law.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements, which are in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2001, the Partnership had cash equivalents of $0 and $840,000 respectively.

Concentration of Credit Risk
----------------------------
At June 30, 2001 and March 31, 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of June 30 and March 31, 2001, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of June 30 and March 31, 2001, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30 and March 31, 2001, no investment recorded in Local Limited Partnerships reached zero balance.

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                             For the Three Months Ended          For the Year Ended
                                                                   June 30, 2001                   March 31, 2001
                                                            -----------------------------      ------------------------
Investment per balance sheet, beginning of period         $              14,075,565          $         15,243,007
Tax credit adjustment                                                             -                         2,151
Equity in losses of limited partnerships                                   (277,550)                   (1,103,435)
Distributions received                                                       (4,685)                       (6,594)
Amortization of paid acquisition fees and costs                             (14,891)                      (59,564)
                                                            -----------------------------      ------------------------
Investment per balance sheet, end of period               $              13,778,439          $         14,075,565
                                                            =============================      ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------
Selected financial information for the three months ended June 30, 2001 and 2000 from the combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                                           2001                          2000
                                                                    -------------------            ------------------
Revenues                                                          $         785,000           $           679,000
                                                                    -------------------            ------------------
Expenses:
     Interest expense                                                       238,000                       247,000
     Depreciation                                                           317,000                       290,000
     Operating expenses                                                     529,000                       438,000
                                                                    -------------------            ------------------
     Total Expenses                                                       1,084,000                       975,000
                                                                    -------------------            ------------------
Net loss                                                          $        (299,000)           $         (296,000)
                                                                    ===================            ==================
Net loss allocable to the Partnership                             $        (278,000)           $         (284,000)
                                                                    ===================            ==================
Net loss recognized by the Partnership                            $        (278,000)           $         (284,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
As of June 30 and March 31, 2001, $9,732 and $9,732 due from affiliate consisted of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2%of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $15,125 were incurred for each of the three months ended June 30, 2001 and 2000.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued
---------------------------------------------
(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General partner or its affiliates render services in the sales effort.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                   June 30, 2001                March 31, 2001
                                                               ----------------------       -------------------------
Asset management fees payable                               $              1,436          $              1,436

Advances by the General Partner or affiliates                              4,801                           228
                                                               ----------------------       -------------------------
Total                                                       $              6,237          $              1,664
                                                               ======================       =========================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $1,280,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $13,778,000. Liabilities at June 30, 2001 consisted primarily of $225,000 of payables to limited partnerships.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(299,000), reflecting an increase of $10,000 from the $(289,000) of net loss experienced for the three months ended June 30, 2000. The increase in net loss is primarily due to loss from operations, which increased by $16,000 to $(21,000), for the three months ended June 30, 2001 from $(5,000) for the three months ended June 30, 2000, due to a reduction in interest income. This increase was offset by a decrease of equity in loss from limited partnerships, which decrease by $7,000 to $(277,000) for the three months ended June 30, 2001 from $(284,000) for the three months ended June 30, 2000.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net cash decline during the three months ended June 30, 2001 was $(36,000) compared to a net use of cash for the three months ended June 30, 2000 of $(120,000). The change of $84,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $119,000 to $(39,000) for the three months ended June 30, 2001 from $(158,000) for the three months ended June 30, 2000; also, an increase in distributions to Limited Partnership of $4,000, to $5,000 for the three months ended June 30, 2001 from $1,000 for the three months ended June 30, 2000. In addition, decrease in cash used by operating activities of $39,000 from $37,000 used in the three months ended June 30, 2000 compared to $(2,000) provided by the three months ended June 30, 2001.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.
    -------------------------
Wilfred N. Cooper, Jr., President,
Chief Operating Officer of WNC & Associates, Inc.

Date: August 9, 2001





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice President,
Chief Financial Officer of WNC & Associates, Inc.

Date: August 9, 2001