Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2001-12-04
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2001 and March 31, 2001......................3

                  Statements of Operations
                    For the Three and Six months Ended
                      September 30, 2001 and 2000..............................4

                  Statement of Partners' Equity (Deficit)
                    For the Six months Ended September 30, 2001........ .......5

                  Statements of Cash Flows
                    For the Six months Ended September 30, 2001 and 2000.......6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2001             March 31, 2001
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,238,652       $           1,316,217
Due from affiliates (Note 3)                                                      9,732                       9,732
Investments in limited partnerships net (Note 2)                             13,475,508                  14,075,565
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           14,724,466       $          15,402,088
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              164,475       $             257,889
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        18,335                       1,664
                                                                   ----------------------       ---------------------

                                                                                182,810                     259,553
                                                                   ----------------------       ---------------------

Partners' equity (deficit):
  General partner                                                               (73,644)                    (67,635)
  Limited partners (22,000 units issued and outstanding)                     14,615,300                  15,210,170
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       14,541,656                  15,142,535
                                                                   ----------------------       ---------------------

                                                                 $           14,724,466       $          15,402,088
                                                                   ======================       =====================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                           2001                                         2000
                                         -----------------------------------------    -----------------------------------------
                                               Three                   Six                  Three                   Six
                                              Months                 Months                 Months                Months
                                         ------------------     ------------------    -------------------    ------------------

Interest income                        $            18,328    $            32,466   $             20,131   $            52,144
                                         ------------------     ------------------    -------------------    ------------------

Operating expenses:
  Amortization (Note 2)                             14,891                 29,782                 14,891                29,782
  Asset management fees (Note 3)                    15,125                 30,250                 15,125                30,250
  Legal and accounting                               9,213                 11,103                  2,780                 4,633
  Other                                              3,629                  7,112                    901                 5,836
                                         ------------------     ------------------    -------------------    ------------------

    Total operating expenses                        42,858                 78,247                 33,697                70,501
                                         ------------------     ------------------    -------------------    ------------------

Loss from operations                              (24,530)               (45,781)               (13,566)              (18,357)

Equity in losses of
  limited partnerships                           (277,549)              (555,098)              (284,339)             (568,678)
                                         ------------------     ------------------    -------------------    ------------------

Net loss                               $         (302,079)    $         (600,879)   $          (297,905)   $         (587,035)
                                         ==================     ==================    ===================    ==================

Net loss allocated to:
  General partner                      $           (3,021)    $           (6,009)   $            (2,979)   $           (5,870)
                                         ==================     ==================    ===================    ==================

  Limited partners                     $         (299,058)    $         (594,870)   $          (294,926)   $         (581,165)
                                         ==================     ==================    ===================    ==================

Net loss per weighted limited
  partner units                        $              (14)    $              (27)   $               (13)   $              (26)
                                         ==================     ==================    ===================    ==================

Outstanding weighted limited
partner units                                       22,000                 22,000                 22,000                22,000
                                         ==================     ==================    ===================    ==================


                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2001          $           (67,635)   $      15,210,170     $    15,142,535


Net loss                                                           (6,009)            (594,870)           (600,879)
                                                        -------------------    -----------------     ---------------

Partners' equity (deficit) at September 30, 2001      $           (73,644)   $       14,615,300    $     14,541,656
                                                        ===================    =================     ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                            2001                      2000
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (600,879)    $             (587,035)
      Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Amortization                                                             29,782                     29,782
        Equity in losses of limited partnerships                                555,098                    568,678
        Change in other assets                                                      -                          (76)
        Accrued fees and expense due
          General Partner and affiliates                                         16,671                      5,020
                                                                     --------------------     ----------------------

Net cash provided by operating activities                                           672                     16,369
                                                                     --------------------     ----------------------

Cash flows from investing activities:
      Investment in limited partnerships                                        (93,414)                  (416,825)
      Loans receivable                                                              -                        2,348
      Distributions from limited partnerships                                    15,177                      1,200
                                                                     --------------------     ----------------------

Net cash used in investing activities                                           (78,237)                  (413,277)
                                                                     --------------------     ----------------------

Net decrease in cash and cash equivalents                                       (77,565)                  (396,908)
                                                                     --------------------     ----------------------

Cash and cash equivalents, beginning of period                                1,316,217                  1,725,133
                                                                     --------------------     ----------------------

Cash and cash equivalents, end of period                           $          1,238,652     $            1,328,225
                                                                     ====================     ======================

Supplemental Disclosure of Cash Flow Information
      Taxes Paid                                                   $                800     $                  800
                                                                     ====================     ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The financial statements include only activity relating to the business of the Partnership, and do not give effect to the assets that the partners may have outside of their interest in the Partnership, or to any obligations, including income taxes, of the partner.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2001, the Partnership had cash equivalents of $0 and $840,000 respectively.

Concentration of Credit Risk
----------------------------

At September 30, 2001 and March 31, 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and six months ended September 30, 2001.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30 and March 31, 2001, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of September 30 and March 31, 2001, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30 and March 31, 2001, no investment recorded in Local Limited Partnerships reached zero balance.

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                             For the Six Months Ended            For the Year Ended
                                                                September 30, 2001                 March 31, 2001
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   14,075,565      $             15,243,007
Tax credit adjustment                                                                 -                         2,151
Equity in losses of limited partnerships                                       (555,098)                   (1,103,435)
Distributions received from limited partnerships                                (15,177)                       (6,594)
Amortization of capitalized acquisition fees and costs                          (29,782)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   13,475,508      $             14,075,565
                                                           ==============================      ========================


                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected  financial  information for the six months ended September 30, 2001 and
2000  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                           2001                          2000
                                                                    -------------------            ------------------

Revenues                                                          $          1,569,000           $         1,358,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                          476,000                       488,000
     Depreciation                                                              632,000                       561,000
     Operating expenses                                                      1,060,000                       901,000
                                                                    -------------------            ------------------

     Total Expenses                                                          2,168,000                     1,950,000
                                                                    -------------------            ------------------


Net loss                                                          $          (599,000)           $         (592,000)
                                                                    ===================            ==================


Net loss allocable to the Partnership                             $          (555,000)           $         (568,000)
                                                                    ===================            ==================


Net loss recognized by the Partnership                            $          (555,000)           $         (568,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

As of September 30 and March 31, 2001, $9,732 and $9,732 due from affiliates consists of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2%of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $15,125 and $30,250 were incurred for each of the three and six months ended September 30, 2001 and 2000, respectively.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                September 30, 2001               March 31, 2001
                                                               ----------------------       -------------------------

Asset management fees payable                               $                  6,478     $                     1,436

Advances by the General Partner or affiliates                                 11,857                             228
                                                               ----------------------       -------------------------

Total                                                       $                 18,335     $                     1,664
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

Forward Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $1,239,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $13,476,000. Liabilities at September 30, 2001 consisted primarily of $164,000 of payables to limited partnerships.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(302,000), reflecting an increase of $4,000 from the $(298,000) of net loss for the three months ended September 30, 2000. The increase in net loss is primarily due to loss from operations, which increased by $11,000 to $(25,000), for the three months ended September 30, 2001 from $(14,000) for the three months ended September 30, 2000, due to a reduction in interest income and increases in primarily legal and accounting fees for the three months ended September 30, 2001. This increase was offset by the decrease of equity in losses from limited partnerships, which decreased by approximately $7,000 to $(277,000) for the three months ended September 30, 2001 from $(284,000) for the three months ended September 30, 2000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(601,000), reflecting an increase of $14,000 from the $(587,000) of net loss experienced for the six months ended September 30, 2000. The increase in net loss is primarily due to loss from operations, which increased by $28,000 to $(46,000), for the six months ended September 30, 2001 from $(18,000) for the six months ended September 30, 2000, due to a reduction in interest income and increases in primarily legal and accounting fees for the three months ended September 30, 2001. This increase was offset by the decrease of equity in loss from limited partnerships, which decreased by $14,000 to $(555,000) for the six months ended September 30, 2001 from $(569,000) for the six months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows
----------

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net cash decline during the six months ended September 30, 2001 was $(78,000) compared to cash decline for the six months ended September 30, 2000 of $(397,000). The change of $319,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $324,000 to $(93,000) for the six months ended September 30, 2001 from $(417,000) for the six months ended September 30, 2000. The decrease in capital contributions was offset by a loan receivable paid of $2,000 and an increase in distributions to Limited Partnership of $14,000, to $15,000 for the six months ended September 30, 2001 from $1,000 for the six months ended September 30, 2000. In addition to the decrease in capital contributions, decrease in cash used by operating activities of $15,000 from $16,000 used in the six months ended September 30, 2000 compared to $1,000 provided by the six months ended September 30, 2001.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President, Chief Operating Officer of WNC & Associates, Inc.

Date: November 15, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: November 15, 2001