Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2002-02-13
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                 WNC HOUSING TAX CREDIT FUND V, L.P., Series 4.

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets
           December 31, 2001 and March 31, 2001................................3

          Statements of Operations
           For the Three and Nine Months Ended December 31, 2001 and 2000......4

          Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2001.........................5

          Statements of Cash Flows
           For the Nine Months Ended December 31, 2001 and 2000................6

          Notes to Financial Statements .......................................7

     Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 6. Exhibits and Reports on Form 8-K.................................15

     Signatures ..............................................................16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2001             March 31, 2001
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,237,427       $           1,316,217
Due from affiliates (Note 3)                                                      9,732                       9,732
Investments in limited partnerships net (Note 2)                             13,172,328                  14,075,565
Other assets                                                                      1,408                         574
                                                                   ----------------------       ---------------------
                                                                 $           14,420,895       $          15,402,088
                                                                   ======================       =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              164,475       $             257,889
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        21,682                       1,664
                                                                   ----------------------       ---------------------
                                                                                186,157                     259,553
                                                                  ----------------------       ---------------------
Partners' equity (deficit):
  General partner                                                               (76,713)                    (67,635)
  Limited partners (22,000 units issued and outstanding)                     14,311,451                  15,210,170
                                                                   ----------------------       ---------------------
Total Partners' equity                                                       14,234,738                  15,142,535
                                                                   ----------------------       ---------------------
                                                                 $           14,420,895       $          15,402,088
                                                                   ======================       =====================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                           2001                                         2000
                                         -----------------------------------------    -----------------------------------------
                                               Three                  Nine                  Three                  Nine
                                              Months                 Months                 Months                Months
                                         ------------------     ------------------    -------------------    ------------------
Interest income                        $             8,594    $            41,060   $             14,005   $            66,149
                                         ------------------     ------------------    -------------------    ------------------
Operating expenses:
  Amortization (Note 2)                             14,891                 44,673                 14,891                44,673
  Asset management fees (Note 3)                    15,125                 45,375                 15,125                45,375
  Legal and accounting                               4,623                 15,726                 11,660                17,414
  Other                                              3,323                 10,435                  3,526                 8,241
                                         ------------------     ------------------    -------------------    ------------------
    Total operating expenses                        37,962                116,209                 45,202               115,703
                                         ------------------     ------------------    -------------------    ------------------
Loss from operations                               (29,368)               (75,149)               (31,197)              (49,554)

Equity in losses of
  limited partnerships                            (277,550)              (832,648)              (284,339)             (853,017)
                                         ------------------     ------------------    -------------------    ------------------

Net loss                               $          (306,918)    $         (907,797)   $          (315,536)   $         (902,571)
                                         ==================     ==================    ===================    ==================

Net loss allocated to:
  General partner                      $            (3,069)    $           (9,078)   $            (3,155)   $           (9,026)
                                         ==================     ==================    ===================    ==================

  Limited partners                     $          (303,849)    $         (898,719)   $          (312,381)   $         (893,545)
                                         ==================     ==================    ===================    ==================

Net loss per weighted limited
  partner units                        $               (14)    $              (41)   $               (14)   $              (41)
                                         ==================     ==================    ===================    ==================

Outstanding weighted limited
  partner units                                     22,000                 22,000                 22,000                22,000
                                         ==================     ==================    ===================    ==================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2001          $           (67,635)   $      15,210,170     $    15,142,535


Net loss                                                           (9,078)            (898,719)           (907,797)
                                                        -------------------    -----------------     ---------------

Partners' equity (deficit) at December 31, 2001       $           (76,713)   $      14,311,451    $     14,234,738
                                                        ===================    =================     ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                                            2001                      2000
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (907,797)    $             (902,571)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Amortization                                                             44,673                     44,673
        Equity in losses of limited partnerships                                832,648                    853,017
        Other assets                                                               (834)                         -
         Accrued fees and expenses due to
           General Partner and affiliates                                        20,018                        755
                                                                     --------------------     ----------------------
Net cash used by operating activities                                           (11,292)                    (4,126)
                                                                     --------------------     ----------------------
Cash flows from investing activities:
      Investment in limited partnerships                                        (93,414)                  (416,901)
      Loans receivable                                                                -                      2,348
      Distributions from limited partnerships                                    25,916                      1,200
                                                                     --------------------     ----------------------
Net cash used in investing activities                                           (67,498)                  (413,353)
                                                                     --------------------     ----------------------
Net decrease in cash and cash equivalents                                       (78,790)                  (417,479)
                                                                     --------------------     ----------------------
Cash and cash equivalents, beginning of period                                1,316,217                  1,725,133
                                                                     --------------------     ----------------------
Cash and cash equivalents, end of period                           $          1,237,427     $            1,307,654
                                                                     ====================     ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Taxes Paid                                                   $                800     $                  800
                                                                     ====================     ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner of the Partnership is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.


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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2001, the Partnership had cash equivalents of $0 and $840,000 respectively.

Concentration of Credit Risk
----------------------------
At December 31, 2001 and March 31, 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31 and March 31, 2001, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of December 31 and March 31, 2001, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31 and March 31, 2001, no investment recorded in Local Limited Partnerships reached zero balance.

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                             For the Nine months Ended           For the Year Ended
                                                                 December 31, 2001                 March 31, 2001
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   14,075,565      $             15,243,007
Tax credit adjustment                                                                 -                         2,151
Equity in losses of limited partnerships                                       (832,648)                   (1,103,435)
Distributions received from limited partnerships                                (25,916)                       (6,594)
Amortization of capitalized acquisition fees and costs                          (44,673)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   13,172,328      $             14,075,565
                                                           ==============================      ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------
Selected  financial  information for the nine months ended December 31, 2001 and
2000  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                           2001                          2000
                                                                    -------------------            ------------------

Revenues                                                          $         2,354,000           $         2,037,000
                                                                    -------------------            ------------------
Expenses:
     Interest expense                                                         715,000                       732,000
     Depreciation and amortization                                            949,000                       841,000
     Operating expenses                                                     1,588,000                     1,353,000
                                                                    -------------------            ------------------
     Total Expenses                                                         3,252,000                     2,926,000
                                                                    -------------------            ------------------

Net loss                                                          $          (898,000)           $         (889,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (833,000)           $         (853,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $          (833,000)           $         (853,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------
As of December 31 and March 31, 2001, $9,732 and $9,732 due from affiliates consists of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $15,125 and $45,375 were incurred for each of the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $25,208 and $45,375 of these fees during the nine months ended December 31, 2001 and 2000, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                 December 31, 2001               March 31, 2001
                                                               ----------------------       -------------------------
Asset management fees payable                               $                 21,603     $                     1,436

Advances by the General Partner or affiliates                                     79                             228
                                                               ----------------------       -------------------------
Total                                                       $                 21,682     $                     1,664
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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $1,237,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $13,172,000. Liabilities at December 31, 2001 consisted primarily of $164,000 of note payables to limited partnerships and $22,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at December 31, 2001.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(307,000), reflecting a decrease of $9,000 from the $(316,000) of net loss for the three months ended December 31, 2000. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by approximately $7,000 to approximately $(277,000) for the three months ended December 31, 2001 from $(284,000) for the three months ended December 31, 2000. In addition, loss from operations decreased by $3,000 to $(29,000), for the three months ended December 31, 2001 from $(31,000) for the three months ended December 31, 2000, due to a reduction in interest income and decreases in legal and accounting fees for the three months ended December 31, 2001.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(908,000), reflecting an increase of $5,000 from the $(903,000) of net loss experienced for the nine months ended December 31, 2000. The increase in net loss is due to loss from operations, which increased by $25,000 to $(75,000), for the nine months ended December 31, 2001 from $(50,000) for the nine months ended December 31, 2000, primarily due to a reduction in interest income from $66,000 for the nine months ended December 31, 2000 to $41,000 for the nine months ended December 31, 2001. This increase was offset by the decrease of equity in loss from limited partnerships, which decreased by $20,000 to $(833,000) for the nine months ended December 31, 2001 from $(853,000) for the nine months ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. Net cash decline during the nine months ended December 31, 2001 was $(79,000) compared to cash decline for the nine months ended December 31, 2000 of $(417,000). The change of $338,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $324,000 to $(93,000) for the nine months ended December 31, 2001 from $(417,000) for the nine months ended December 31, 2000. The decrease in capital contributions was offset by a loan receivable paid of $2,000 and an increase in distributions to Limited Partnership of $25,000, to $26,000 for the nine months ended December 31, 2001 from $1,000 for the nine months ended December 31, 2000. In addition to the decrease in capital contributions, increase in cash used by operating activities of $7,000 from $(4,000) used in the nine months ended December 31, 2000 compared to $(11,000) used by the nine months ended December 31, 2001.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.
    -------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: February 8, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2002