Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2002-07-02
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR


      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or "Associates".) The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

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

As of March 31, 2002 the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Ashford Place, a       Shawnee,     The Cowen
Limited Partnership    Oklahoma     Group, LLC           $  2,317,000   $ 2,317,000         100       95% $  3,931,000   $ 2,280,000

Belen Vista            Belen,       Monarch Properties, Inc.
Associates, Limited    New          and Low Income Housing
Partnership            Mexico       Foundation of NM          416,000       416,000          57      100%      714,000     1,527,000

Blessed Rock of        El Monte,    Everland,
El Monte               California   Inc.                    2,511,000     2,511,000         137      100%    8,899,000     3,721,000

Bolivar Plaza          Boliver,     MBL Development Co.
Apartments             Missouri                             1,181,000     1,181,000          32       94%    1,658,000       556,000

Cleveland              Coffeyville, Williams Management and
Apartments L.P.        Kansas       Consulting, Inc. and
                                    Eastern Housing Corp.     515,000       431,000          48       73%      737,000     1,595,000

                       Crescent     Crescent
Crescent City          City,        City
Apartments             California   Surf, Inc.              1,166,000     1,166,000          56      100%    2,221,000     1,960,000

D. Hilltop             Prairie      Donald W.
Apartments Ltd.        View,Texas   Sowell                    101,000       101,000          24      100%      187,000       464,000

Greyhound Associates   Windsor,     WCM Community
I,L.P.                 Missouri     Development Corp.         642,000       642,000          24       88%    1,128,000       593,000

Lamar Plaza            Lamar,       MBL Development
Apts., L.P.            Missouri     Co.                       738,000       738,000          28       82%    1,230,000       808,000

Mesa Verde Apartments  Roswell, New Trianon-Mesa
Limited Partnership    Mexico       Verde, LLC              3,941,000     3,941,000         142       91%    6,472,000     2,160,000



                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Mountain Vista         Los Alamos,  Monarch Properties, Inc.
Associates Limited     New Mexico   and Low Income Housing
Partnership                         Foundation of NM          315,000       315,000          53       96%      543,000     1,433,000

North Central Limited  New York,    City and Suburban
Partnership            New York     Development Corp.         751,000       751,000          18       94%    1,054,000       454,000

Woodland,              Marion,
Ltd.                   Alabama      ACHR Corp.              1,288,000     1,288,000          42      100%    2,112,000     1,292,000

Wynwood                             Regency Investment
Place,                 North        Associates, Inc., ATO,
Limited                Raleigh,     Inc., a Non-Profit Corp.
Partnership            Carolina     and Gordon Blackwell.     534,000       454,000          24       71%      780,000       566,000
                                                         ------------- ------------         -----     --- ------------  ------------

                                                         $ 16,416,000  $ 16,252,000         785       92% $ 31,666,000  $ 19,409,000
                                                         ============= ============         ===       === ============  ============

                                       6


                                       -----------------------------------------------------------------------------
                                                           For the year ended December 31, 2001
                                       ----------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
           Partnership Name                Rental Income      Net (Loss) Income                  Partnership
-------------------------------------------------------------------------------------------------------------------

Ashford Place, a Limited Partnership               $ 447,000          $ (174,000)                           98.99%

Belen Vista Associates, Limited
Partnership                                          327,000              (1,000)                           98.99%

Blessed Rock of El Monte                             742,000            (103,000)                           49.50%

Bolivar Plaza Apartments                             101,000             (21,000)                           98.98%

Cleveland Apartments L.P.                            194,000             (61,000)                           99.98%

Crescent City Apartments                             171,000            (146,000)                           99.00%

D. Hilltop Apartments Ltd.                            71,000             (15,000)                           99.00%

Greyhound Associates I, L.P.                          77,000             (29,000)                           99.00%

Lamar Plaza Apts., L.P.                               90,000              (9,000)                           99.97%

Mesa Verde Apartments Limited
Partnership                                          509,000            (143,000)                           99.00%

Mountain Vista Associates Limited
Partnership                                          244,000              (8,000)                           98.99%

North Central Limited Partnership                    113,000             (68,000)                           99.89%

Woodland, Ltd.                                        93,000             (65,000)                           99.98%

Wynwood Place, Limited Partnership                   120,000             (32,000)                           99.98%
                                                 -----------           ----------
                                                 $ 3,299,000           $(875,000)
                                                 ===========           ==========

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

(b)  At March 31, 2002, there were 1,326 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                               March 31                                December 31
                                         -----------------------------------------------------   -------------------------
                                            2002          2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   -----------   -----------

ASSETS
Cash and cash equivalents              $  1,221,951  $  1,316,217  $  1,725,133  $  3,460,935  $  3,817,546  $  5,906,978
Due from affiliates                           9,732         9,732             -        52,835        52,835       276,775
Investments in limited partnerships,
net                                      13,261,486    14,075,565    15,243,007    15,345,027    15,573,510    14,894,897
Interest receivable                               -             -             -             -             -        76,622
Loans receivable                                  -             -        12,080        12,080        91,000       301,226
Other assets                                    574           574           574           500           500           500
                                         -----------   -----------   -----------   -----------   -----------   -----------
                                       $ 14,493,743  $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391  $ 21,456,998
                                         ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES
Due to limited partnerships            $    164,475  $    257,889  $    672,640  $  1,182,870  $  1,657,666  $  2,880,839
Accrued fees and expenses due to
   general
  partner and affiliates                     18,143         1,664         1,936       181,131       121,498        52,203

PARTNERS' EQUITY                         14,311,125    15,142,535    16,306,218    17,507,376    17,756,227    18,523,956
                                         -----------   -----------   -----------   -----------   -----------   -----------
                                       $ 14,493,743  $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391  $ 21,456,998
                                         ===========   ===========   ===========   ===========   ===========   ===========

                                       8

Selected results of operations, cash flows, and other information for the Partnership as follows:

                                          For the Years                         For the                For the Years Ended
                                                                          Three Months Ended
                                         Ended March 31                        March 31                    December 31
                              --------------------------------------   --------------------------   --------------------------

                                2002          2001          2000          1999           1998          1998          1997
                              ----------   -----------   -----------    ----------    -----------   -----------   -----------
                                                                                      (Unaudited)
Income (loss) from
  operations                $   (86,263)$     (60,248)$     (54,888) $       586  $     18,142  $      95,280  $    97,369
Equity in losses of
  limited partnerships         (745,147)   (1,103,435)   (1,146,270)    (249,437)     (153,500)    (1,010,334)    (334,756)
                              ----------   -----------   -----------    ----------    -----------   -----------   -----------
Net loss                    $  (831,410)$  (1,163,683)$  (1,201,158) $  (248,851) $   (135,358) $    (915,054) $  (237,387)
                              ==========   ===========   ===========    ==========    ===========   ===========   ===========
Net loss allocated to:
   General partner          $    (8,314)$     (11,637)$     (12,012) $    (2,489) $     (1,354) $      (9,151) $    (2,374)
                              ==========   ===========   ===========    ==========    ===========   ===========   ===========
   Limited partners         $  (823,096)$  (1,152,046)$  (1,189,146) $  (246,362) $   (134,004) $    (905,903) $  (235,013)
                              ==========   ===========   ===========    ==========    ===========   ===========   ===========
Net loss per limited
  partner unit              $    (37.41)$      (52.37)$      (54.05) $    (11.20) $      (6.09) $      (41.18) $    (13.01)
                              ==========   ===========   ===========    ==========    ===========   ===========   ===========
Outstanding weighted
  limited partner units          22,000        22,000        22,000       22,000        22,000         22,000       18,063
                              ==========   ===========   ===========    ==========    ===========   ===========   ===========

                                         For the Years                          For the                 For the Years Ended
                                                                           Three Months Ended
                                         Ended March 31                         March 31                    December 31
                             ---------------------------------------   ---------------------------   --------------------------

                                2002          2001          2000          1999           1998          1998          1997
                              ----------   -----------   -----------   ------------   ------------   ----------   ------------
                                                                                      (Unaudited)
Net cash provided by
  (used in):
   Operating activities     $   (10,220) $      1,392  $   (121,756) $      75,111  $      77,854  $   297,891  $      94,732
   Investing activities         (84,046)     (410,308)   (1,614,046)      (431,722)      (814,796)  (2,534,648)   (10,409,130)
   Financing activities               -             -             -              -        148,448      147,325     12,304,718
                              ----------   -----------   -----------   ------------   ------------   ----------   ------------
Net change in cash and
  cash equivalents              (94,266)     (408,916)   (1,735,802)      (356,611)      (588,494)  (2,089,432)     1,990,320

Cash and cash
  equivalents, beginning
  of period                   1,316,217     1,725,133     3,460,935      3,817,546      5,906,978    5,906,978      3,916,658
                              ----------   -----------   -----------   ------------   ------------   ----------   ------------
Cash and cash
  equivalents, end of
  period                    $ 1,221,951  $  1,316,217  $  1,725,133  $   3,460,935  $   5,318,484  $ 3,817,546  $   5,906,978
                              ==========   ===========   ===========   ============   ============   ==========   ============

Low Income Housing Credits Per Unit was as follows for the years ended December 31:

                                                       2001          2000           1999           1998          1997
                                                    -----------   ------------   -----------    -----------   -----------
Federal                                           $        121  $         114  $        104   $         81  $         20
State                                                        -              -             -              -             -
                                                    -----------   ------------   -----------    -----------   -----------
Total                                             $        121  $         114  $        104   $         81  $         20
                                                    ===========   ============   ===========    ===========   ===========

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $1,222,000 in cash and cash equivalents and aggregate investments in the fourteen Local Limited Partnerships of $13,262,000. Liabilities at March 31, 2002 were $164,000 due to limited partnerships, $18,000 of accrued annual management fees, and expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(831,000), reflecting a decrease of $333,000 from the net loss experienced for the year ended March 31, 2001. The decline in net loss is primarily due to equity in losses of limited partnerships which decreased by $358,000 to $(745,000) for the year ended March 31, 2002 from $(1,103,000) for the year ended March 31, 2001, offset by an increase in loss from operations of $26,000. The decrease in equity in losses of limited partnerships was mainly due to the increase in occupancy rate in certain Local Limited Partnerships.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,164,000), reflecting a decrease of $37,000 from the net loss experienced for the year ended March 31, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships which decreased by $43,000 to $(1,103,000) for the year ended March 31, 2001 from $(1,146,000) for the year ended March 31, 2000, offset by an increase in loss from operations of $5,000. The decrease in equity in losses of limited partnerships was mainly due to the increase in occupancy rate in certain Local Limited Partnerships offset by the increased loss of one Local Limited Partnership which experienced a full year of operations in 2000 compared with two months of operations in 1999.

In addition, the Partnership experienced a decrease in income of $23,000 resulting from a decrease in cash balance due to capital contributions paid to Local Limited Partnerships of $410,000. The Partnership also experienced a decrease in operating expenses paid to third parties of $18,000.

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(94,000), compared to net cash used for the year ended March 31, 2001 of $(409,000). Net cash flows used in investing activities decreased by $326,000 to $(84,000) for the year ended March 31, 2002 from $(410,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $324,000. Net cash flows from operating activities decreased by $11,000 to net cash used in operating activities of $(10,000) for the year ended March 31, 2001 from net cash provided by operating activities of $1,000 for the year ended March 31, 2001. No cash was provided by or used in financing activities for the years ended March 31, 2002 or 2001.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2001 was $(409,000), compared to net cash used for the year ended March 31, 2000 of $(1,736,000). Net cash flows from operating activities increased by $123,000 to net cash provided operating activities of $1,000 for the year ended March 31, 2001 compared to net cash used by operating activities of $(122,000) for the year ended March 31, 2000. This increase was primarily due to a decrease in cash paid to the General Partner for management fees and other accrued fees and costs of $179,000 offset by a decrease in income of $23,000, a decrease in cash due from affiliates of $53,000 and an increase in cash paid to third parties for operating expenses of $18,000. Net cash flows used in investing activities decreased by $1,204,000 to $(410,000) for the year ended March 31, 2001 from $(1,614,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $1,202,000. No cash was provided by or used in financing activities for the years ended March 31, 2001 or 2000.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 80% and 79% of the total assets of the Partnership at March 31, 2002 and 2001. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                    /s/BDO SEIDMAN, LLP


Orange County, California
June 11, 2002

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                     March 31
                                                                        -----------------------------------
                                                                             2002               2001
                                                                        ---------------    ----------------

ASSETS

Cash and cash equivalents                                             $      1,221,951   $       1,316,217
Due from affiliate (Note 3)                                                      9,732               9,732
Investments in limited partnerships, net (Notes 2 and 3)                    13,261,486          14,075,565
Other assets                                                                       574                 574
                                                                        ---------------    ----------------
                                                                      $     14,493,743   $      15,402,088
                                                                        ===============    ================

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                          $        164,475   $         257,889
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                            18,143               1,664
                                                                        ---------------    ----------------
     Total liabilities                                                         182,618             259,553
                                                                        ---------------    ----------------
Commitments and contingencies

Partners' equity (deficit)
   General partner                                                             (75,949)            (67,635)
   Limited partners (25,000 units authorized,
     22,000 units issued and outstanding)                                   14,387,074          15,210,170
                                                                        ---------------    ----------------

     Total partners' equity                                                 14,311,125          15,142,535
                                                                        ---------------    ----------------
                                                                      $     14,493,743   $      15,402,088
                                                                        ===============    ================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                             For The Years
                                                             Ended March 31
                                            ------------------------------------------------
                                                2002             2001             2000
                                            -------------    -------------    --------------
Interest income                           $       47,072  $        78,942  $        108,385
Reporting fee income                              20,255           12,422             6,100
                                            -------------    -------------    --------------
Total income                                      67,327           91,364           114,485
                                            -------------    -------------    --------------
Operating expenses:
   Amortization (Notes 2 and 3)                   59,564           59,564            59,566
   Asset management fees
     (Note 3)                                     60,500           60,500            60,500
   Other                                          33,526           31,548            49,307
                                            -------------    -------------    --------------
    Total operating expenses                     153,590          151,612           169,373
                                            -------------    -------------    --------------
Income (loss) from operations                    (86,263)         (60,248)          (54,888)

Equity in income losses of
  limited partnerships (Note 2)                 (745,147)      (1,103,435)       (1,146,270)
                                            -------------    -------------    --------------
Net loss                                  $     (831,410) $    (1,163,683) $     (1,201,158)
                                            =============    =============    ==============
Net loss allocated to:
   General partner                        $       (8,314) $       (11,637) $        (12,012)
                                            =============    =============    ==============
   Limited partners                       $     (823,096) $    (1,152,046) $     (1,189,146)
                                            =============    =============    ==============
Net loss per limited partner unit         $       (37.41) $        (52.37) $         (54.05)
                                            =============    =============    ==============
Outstanding weighted limited
  partner units                                   22,000           22,000            22,000
                                            =============    =============    ==============

                 See accompanying notes to financial statements
                                       14

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999              $        (43,986) $      17,551,362    $     17,507,376

Net loss                                                           (12,012)        (1,189,146)         (1,201,158)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                       (55,998)        16,362,216          16,306,218

Net loss                                                           (11,637)        (1,152,046)         (1,163,683)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001                       (67,635)        15,210,170          15,142,535

Net loss                                                            (8,314)          (823,096)           (831,410)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $        (75,949) $      14,387,074    $     14,311,125
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       15

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended March 31
                                                             --------------------------------------------
                                                                2002            2001            2000
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                 $    (831,410) $   (1,163,683)  $  (1,201,158)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
   Amortization                                                   59,564          59,564          59,566
   Equity in losses of limited
     partnerships                                                745,147       1,103,435       1,146,270
   Change in due from affiliates                                       -               -          52,835
   Change in accrued fees and
     expenses due to General
     Partner and affiliate                                        16,479            (272)       (179,195)
   Change in other assets                                              -           2,348             (74)
                                                             ------------    ------------    ------------
  Net cash provided by (used in) operating
    activities                                                   (10,220)          1,392        (121,756)
                                                             ------------    ------------    ------------
Cash flows from investing
  activities:
  Investments in limited
    partnerships, net                                            (93,414)       (416,901)     (1,618,687)
  Distributions from limited
    partnerships                                                   9,368           6,593           4,641
                                                             ------------    ------------    ------------
  Net cash used in investing
    activities                                                   (84,046)       (410,308)     (1,614,046)
                                                             ------------    ------------    ------------
Net decrease in cash
  and cash equivalents                                           (94,266)       (408,916)     (1,735,802)

Cash and cash equivalents,
  beginning of period                                          1,316,217       1,725,133       3,460,935
                                                             ------------    ------------    ------------

Cash and cash equivalents, end
  of period                                                $   1,221,951  $    1,316,217   $   1,725,133
                                                             ============    ============    ============
SUPPLEMENTAL
  DISCLOSURE OF CASH
  FLOW INFORMATION:
  Taxes paid                                               $         800   $         800   $         800
                                                             ============    ============    ============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC.


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

               For The Years Ended March 31, 2002, 2001 and 2000,


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

Losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,


NOTE 1 - SUMMARY OF SIGNIFICANTACCOUNTING POLICIES, continued
-------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of $0 and $840,000, respectively.

Concentration of Credit Risk
----------------------------

At March 31, 2002 and 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Reclassification
----------------

Certain prior year balances have been reclassified to conform to 2002 presentation.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of March 31, 2002 construction or rehabilitation of all of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2002 and 2001 are approximately $1,653,000 and $1,739,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                    For the Years Ended March 31
                                                           -----------------------------------------------
                                                               2002            2001             2000
                                                           -------------   -------------    --------------
Investments per balance sheet, beginning of period       $   14,075,565  $   15,243,007   $    15,345,027
Capital contributions paid, net                                       -               -           766,262
Capital contributions payable                                         -               -           342,195
Tax credit adjustment                                                 -           2,151                 -
Distributions received                                           (9,368)         (6,594)           (4,641)
Equity in losses of limited partnerships                       (745,147)     (1,103,435)       (1,146,270)
Amortization of capitalized acquisition fees and costs          (59,564)        (59,564)          (59,566)
                                                           -------------   -------------    --------------
Investments in limited partnerships, end of period       $   13,261,486  $   14,075,565   $    15,243,007
                                                           =============   =============    ==============

                                       20

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

Land                                                                          $      2,465,000   $      2,465,000
Buildings and improvements, net of accumulated depreciation for
  2001 and 2000 of $4,744,000 and $3,543,000, respectively                          33,460,000         34,641,000
Other assets                                                                         2,220,000          2,096,000
                                                                                ---------------    ---------------

                                                                              $     38,145,000   $     39,202,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     19,409,000   $     19,581,000
Due to related parties                                                               1,858,000          2,123,000
Other liabilities                                                                      903,000            745,000
                                                                                ---------------    ---------------

                                                                                    22,170,000         22,449,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                                       11,608,000         12,337,000
WNC Housing Tax Credit Fund V, L.P., Series 3                                        2,222,000          2,272,000
Other partners                                                                       2,145,000          2,144,000
                                                                                ---------------    ---------------

                                                                                    15,975,000         16,753,000
                                                                                ---------------    ---------------

                                                                              $     38,145,000   $     39,202,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,446,000    $      3,139,000   $      2,716,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,128,000           2,117,000          1,754,000
  Interest expense                                                 941,000             953,000            988,000
  Depreciation and amortization                                  1,252,000           1,267,000          1,160,000
                                                            ---------------     ---------------    ---------------

Total expenses                                                   4,321,000           4,337,000          3,902,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (875,000)   $     (1,198,000)  $     (1,186,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (818,000)   $     (1,110,000)  $     (1,137,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (745,000)   $     (1,103,000)  $     (1,137,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of March 31, 2002 and 2001, due from affiliate consists of an advance to a certain Local Limited Partnership for operations.

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of interests in Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $270,605 and $216,261 as of March 31, 2002 and 2001, respectively.

          Reimbursement of costs incurred by the General Partner in connection with the acquisition of interests in Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2002 and 2001, the Partnership incurred acquisition costs of $156,589, which have been included in investments in limited partnerships. Accumulated amortization was $24,560 and $19,340 as of March 31, 2002 and 2001, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $60,500 were incurred for each of the years ended March 31, 2002, 2001 and 2000, of which $45,375 , $60,500 and $176,880 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                March 31
                                                                     --------------------------------
                                                                         2002              2001
                                                                     --------------    --------------

Asset management fees payable                                      $        16,561   $         1,436

Advances from WNC                                                            1,582               228
                                                                     --------------    --------------

Total                                                              $        18,143   $         1,664
                                                                     ==============    ==============

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $         14,000    $         18,000   $          9,000    $         26,000

Operating expenses                             (35,000)            (43,000)           (38,000)            (37,000)

Equity in losses of limited
     partnerships                             (278,000)           (278,000)          (278,000)             89,000

Net loss                                      (299,000)           (302,000)          (307,000)             77,000

Loss available to limited partners            (296,000)           (299,000)          (304,000)             76,000

Loss per limited partner unit                      (13)                (14)               (14)                  3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended March 31, 2002, 2001 and 2000,



NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001
               ----

Income                                $         32,000    $         20,000   $         14,000    $         25,000

Operating expenses                             (37,000)            (34,000)           (45,000)            (36,000)

Equity in losses of limited
     partnerships                             (284,000)           (284,000)          (284,000)           (251,000)

Net loss                                      (289,000)           (298,000)          (315,000)           (261,000)

Loss available to limited partners            (286,000)           (295,000)          (312,000)           (259,000)

Loss available per limited
     partner unit                                  (13)                (13)               (14)                (12)


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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47 finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition Fees. Acquisition fees in an amount equal to 7.5% of the gross proceeds of the Partnership's Offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships. As of March 31, 2002, 2001 and 2000, the aggregate amount of acquisition fees paid or accrued was approximately $1,630,000.

(b) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $60,500 were incurred for each of the years ended March 31, 2002, 2001 and 2000, of which $45,375, $60,500 and $176,880 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

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

(d)  Acquisition  Expense.  Acquisition  expenses are  reimbursed to the General
     Partner for expenses associated with the acquisition of Local Limited Partnerships. The reimbursements will not exceed 1% of the "Gross Proceeds". As of March 31, 2002, 2001 and 2000 the Partnership had incurred acquisition expense reimbursements of $156,589.

(e) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income
     Housing Credits of $26,875, $25,684 and $23,177 for the years ended December 31, 2001, 2000 and 1999. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:
         ------------------------------------------------

          Report of Independent  Certified  Public  Accountants
          Balance Sheets, March 31, 2002 and 2001
          Statements of Operations  for the years ended March 31, 2002, 2001 and 2000
          Statements of Partners' Equity (Deficit)for the years ended
            March 31, 2002,  2001 and 2000

          Statements of Cash Flows  for the years  ended  March 31,  2002,
            2001 and 2000
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          --------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules
          Schedule III - Real Estate Owned by Local Limited
          Partnerships

(b)       Reports on Form 8-K.
          -------------------

1.        NONE

(c)       Exhibits.
          ---------

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

20.1 Financial Statements of Ashford Place, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; filed as exhibit 20.1 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow, as set forth in subsection
         -------------------------------------------
         (a)(2) hereof.

         Report  of  Independent   Certified  Public  Accountants  on  Financial
         Statement Schedules



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audits referred to in our report dated June 11, 2002 relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                             /S/BDO SEIDMAN, LLP


Orange County, California
June 11, 2002

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited        Shawnee,
Partnership                     Oklahoma     $  2,317,000  $  2,317,000      $ 2,280,000    $ 5,066,000     $ (783,000) $  4,283,000

Belen Vista Associates,         Belen,
Limited Partnership             New Mexico        416,000       416,000        1,527,000      1,795,000       (323,000)    1,472,000

Blessed Rock                    El Monte,
of El Monte                     California      2,511,000     2,511,000        3,721,000      9,300,000       (901,000)    8,399,000

Bolivar Plaza                   Bolivar,
Apartments                      Missouri        1,181,000     1,181,000          556,000      2,142,000        (76,000)    2,066,000

Cleveland                       Coffeyville,
Apartments L.P.                 Kansas            515,000       431,000        1,595,000      1,643,000       (176,000)    1,467,000

Crescent City                   Crescent City,
Apartments                      California      1,166,000     1,166,000        1,960,000      3,118,000       (610,000)    2,508,000

D. Hilltop                      Prairie View,
Apartments Ltd.                 Texas             101,000       101,000          464,000        587,000        (76,000)      511,000

Greyhound                       Windsor,
Associates I, L.P.              Missouri          642,000       642,000          593,000      1,362,000       (136,000)    1,226,000

Lamar Plaza Apts., L.P.         Lamar, Missouri   738,000       738,000          808,000      1,696,000       (178,000)    1,518,000

Mesa Verde Apartments Limited   Roswell,
Partnership                     New Mexico      3,941,000     3,941,000        2,160,000      6,298,000       (748,000)    5,550,000

Mountain Vista
Associates Limited              Los Alamos, New
Partnership                     Mexico            315,000       315,000        1,433,000      1,608,000       (243,000)    1,365,000

North Central                   New York,
Limited Partnership             New York          751,000       751,000          454,000      2,388,000       (128,000)    2,260,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          -------------------------------------   --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Woodland,                       Marion,
Ltd.                            Alabama         1,288,000     1,288,000        1,292,000      2,537,000       (297,000)    2,240,000

Wynwood Place, Limited          Raleigh, North
Partnership                     Carolina          534,000       454,000          566,000      1,129,000        (69,000)    1,060,000
                                              -----------  ------------    -------------   -------------  ------------- ------------
                                              $16,416,000  $ 16,252,000    $  19,409,000   $ 40,669,000   $ (4,744,000) $ 35,925,000
                                              ===========  ============    =============   =============  ============= ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                            ----------------------------------------------------------------------------------------
                                                     For the year ended December 31, 2001
                            ----------------------------------------------------------------------------------------

                                                                         Year
                                                                      Investment                 Estimated Useful
     Partnership Name         Rental Income         Net(Loss) Income   Acquired       Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 447,000          $ (174,000)      1996       Completed           40

Belen Vista Associates,
Limited Partnership                    327,000              (1,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               742,000            (103,000)      1996       Completed           40

Bolivar Plaza Apartments               101,000             (21,000)      2000       Completed           30

Cleveland Apartments L.P.              194,000             (61,000)      1998       Completed          27.5

Crescent City Apartments               171,000             146,000       1996       Completed          27.5

D. Hilltop Apartments Ltd.              71,000             (15,000)      1997       Completed           30

Greyhound Associates I,
L.P.                                    77,000             (29,000)      1997       Completed           40

Lamar Plaza Apts., L.P.                 90,000              (9,000)      1997       Completed           40

Mesa Verde Apartments
Limited Partnership                    509,000            (143,000)      1997       Completed           40

Mountain Vista Associates
Limited Partnership                    244,000              (8,000)      1997       Completed          27.5

North Central Limited
Partnership                            113,000             (68,000)      1998       Completed           40

Woodland, Ltd.                          93,000             (65,000)      1997       Completed           40

Wynwood Place, Limited
Partnership                            120,000             (32,000)      1998       Completed           50
                                  ------------          -----------
                                  $  3,299,000           $ (875,000)
                                  ============          ===========

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited        Shawnee,
Partnership                     Oklahoma     $  2,317,000  $  2,317,000      $ 2,305,000    $ 5,065,000     $   564,000 $  4,501,000

Belen Vista Associates,         Belen,
Limited Partnership             New Mexico        416,000       416,000        1,532,000      1,790,000         256,000    1,534,000

Blessed Rock                    El Monte,
of El Monte                     California      2,511,000     2,511,000        3,754,000      9,300,000         695,000    8,605,000

Bolivar Plaza                   Bolivar,
Apartments                      Missouri        1,181,000     1,087,000          573,000      2,141,000          25,000    2,116,000

Cleveland                       Coffeyville,
Apartments L.P.                 Kansas            515,000       431,000        1,602,000      1,643,000         117,000    1,526,000

Crescent City                   Crescent City,
Apartments                      California      1,166,000     1,166,000        1,960,000      3,119,000         497,000    2,622,000

D. Hilltop                      Prairie View,
Apartments Ltd.                 Texas             101,000       101,000          466,000        585,000          58,000      527,000

Greyhound                       Windsor,
Associates I, L.P.              Missouri          642,000       642,000          607,000      1,362,000         102,000    1,260,000

Lamar Plaza Apts., L.P.         Lamar, Missouri   738,000       738,000          840,000      1,697,000         138,000    1,559,000

Mesa Verde Apartments Limited   Roswell,
Partnership                     New Mexico      3,941,000     3,941,000        2,174,000      6,289,000         558,000    5,731,000

Mountain Vista
Associates Limited              Los Alamos, New
Partnership                     Mexico            315,000       315,000        1,437,000      1,606,000         192,000    1,414,000

North Central                   New York,
Limited Partnership             New York          751,000       751,000          463,000      2,389,000          69,000    2,320,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          -------------------------------------   --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Woodland,                       Marion,
Ltd.                            Alabama         1,288,000     1,288,000        1,294,000      2,535,000        229,000     2,306,000

Wynwood Place, Limited          Raleigh, North
Partnership                     Carolina          534,000       454,000          574,000      1,128,000         43,000     1,085,000
                                              -----------  ------------    -------------   -------------  ------------- ------------
                                              $16,416,000  $ 16,158,000    $  19,581,000   $ 40,649,000   $  3,543,000  $ 37,106,000
                                              ===========  ============    =============   =============  ============= ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                            ----------------------------------------------------------------------------------------
                                                     For the year ended December 31, 2000
                            ----------------------------------------------------------------------------------------

                                                                         Year
                                                                      Investment                 Estimated Useful
     Partnership Name         Rental Income         Net(Loss) Income   Acquired       Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 398,000          $ (184,000)      1996       Completed           40

Belen Vista Associates,
Limited Partnership                    324,000             (12,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               693,000            (160,000)      1996       Completed           40

                                                                                                      Under
Bolivar Plaza Apartments                33,000             (40,000)      2000          2001       Construction

Cleveland Apartments L.P.              139,000            (117,000)      1998       Completed          27.5

Crescent City Apartments               174,000            (142,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              71,000              (3,000)      1997       Completed           30

Greyhound Associates I,
L.P.                                    76,000             (30,000)      1997       Completed           40

Lamar Plaza Apts., L.P.                 78,000             (18,000)      1997       Completed           40

Mesa Verde Apartments
Limited Partnership                    460,000            (271,000)      1997       Completed           40

Mountain Vista Associates
Limited Partnership                    227,000               2,000       1997       Completed          27.5

North Central Limited
Partnership                            111,000            (125,000)      1998       Completed           40

Woodland, Ltd.                          87,000             (71,000)      1997       Completed           40

Wynwood Place, Limited
Partnership                            127,000             (27,000)      1998       Completed           50
                                  ------------          -----------
                                  $  2,998,000        $ (1,198,000)
                                  ============          ===========

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited        Shawnee,
Partnership                     Oklahoma     $  2,317,000  $  2,317,000      $ 2,329,000    $ 5,065,000     $   346,000 $  4,719,000

Belen Vista Associates,         Belen,
Limited Partnership             New Mexico        416,000       416,000        1,536,000      1,790,000         188,000    1,602,000

Blessed Rock                    El Monte,
of El Monte                     California      2,511,000     2,511,000        3,784,000      9,291,000         489,000    8,802,000

Bolivar Plaza                   Bolivar,
Apartments                      Missouri        1,181,000       839,000                -        913,000               -      913,000

Cleveland                       Coffeyville,
Apartments L.P.                 Kansas            516,000       422,000        1,541,000      1,643,000          58,000    1,585,000

Crescent City                   Crescent City,
Apartments                      California      1,134,000     1,133,000        1,960,000      3,115,000         383,000    2,732,000

D. Hilltop                      Prairie View,
Apartments Ltd.                 Texas             102,000       102,000          468,000        585,000          40,000      545,000

Greyhound                       Windsor,
Associates I, L.P.              Missouri          642,000       642,000          620,000      1,362,000          68,000    1,294,000

Lamar Plaza Apts., L.P.         Lamar, Missouri   738,000       738,000          846,000      1,697,000          97,000    1,600,000

Mesa Verde Apartments Limited   Roswell,
Partnership                     New Mexico      3,941,000     3,846,000        2,410,000      6,289,000         369,000    5,920,000

Mountain Vista
Associates Limited              Los Alamos, New
Partnership                     Mexico            315,000       315,000        1,440,000      1,606,000         141,000    1,465,000

North Central                   New York,
Limited Partnership             New York          748,000       720,000        1,300,000      2,389,000          10,000    2,379,000

W
WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          -------------------------------------   --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Woodland,                       Marion,
Ltd.                            Alabama         1,288,000     1,288,000        1,294,000      2,533,000        160,000     2,373,000

Wynwood Place, Limited          Raleigh, North
Partnership                     Carolina          534,000       454,000          682,000      1,127,000         17,000     1,110,000
                                              -----------  ------------    -------------   -------------  ------------- ------------
                                              $16,383,000  $ 15,743,000    $  20,210,000   $ 39,405,000   $  2,366,000  $ 37,039,000
                                              ===========  ============    =============   =============  ============= ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000



                            ----------------------------------------------------------------------------------------
                                                     For the year ended December 31, 1999
                            ----------------------------------------------------------------------------------------

                                                                         Year
                                                                      Investment                 Estimated Useful
     Partnership Name         Rental Income         Net(Loss) Income   Acquired       Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 353,000          $ (276,000)      1996       Completed           40

Belen Vista Associates,
Limited Partnership                    329,000             (25,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               660,000             (80,000)      1996       Completed           40

                                                                                                       Under
Bolivar Plaza Apartments                     -               8,000       2000          2001         Construction

Cleveland Apartments L.P.               71,000            (207,000)      1998       Completed          27.5

Crescent City Apartments               152,000            (149,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              74,000             (21,000)      1997       Completed           30

Greyhound Associates I,
L.P.                                    74,000             (27,000)      1997       Completed           40

Lamar Plaza Apts., L.P.                 80,000             (10,000)      1997       Completed           40

Mesa Verde Apartments
Limited Partnership                    400,000            (273,000)      1997       Completed           40

Mountain Vista Associates
Limited Partnership                    223,000             (11,000)      1997       Completed          27.5

North Central Limited
Partnership                             11,000             (18,000)      1998       Completed           40

Woodland, Ltd.                          80,000             (65,000)      1997       Completed           40

Wynwood Place, Limited
Partnership                             62,000             (32,000)      1998       Completed           50
                                  ------------          -----------
                                  $  2,569,000        $ (1,186,000)
                                  ============          ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4


By:    WNC & Associates, Inc.       General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:  June 21, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
President - Chief Operating Officer of WNC & Associates, Inc.

Date:  June 21, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date:  June 21, 2002



By:  /s/ David N. Shafer
     -------------------
David N. Shafer            Director of WNC & Associates, Inc.

Date:  June 21, 2002