Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2002-08-23
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
Yes           No      X
    ---------    -----------

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2002 and March 31, 2002...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2002 and 2001..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2002...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2002 and 2001..........6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................14

         Item 6. Exhibits and Reports on Form 8-K.............................14

         Signatures ..........................................................15

         Certification Pursuant To 18 U.S.C. Section 1350.....................16

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                       June 30, 2002               March 31, 2002
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,203,556       $           1,221,951
Due from affiliates (Note 3)                                                      9,732                       9,732
Investments in limited partnerships net (Note 2)                             13,032,565                  13,261,486
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           14,246,427       $          14,493,743
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              164,474       $             164,475
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                         7,761                      18,143
                                                                   ----------------------       ---------------------

                                                                                172,235                     182,618
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (78,318)                    (75,949)
  Limited partners (22,000 units issued and outstanding)                     14,152,510                  14,387,074
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       14,074,192                  14,311,125
                                                                   ----------------------       ---------------------

                                                                 $           14,246,427       $          14,493,743
                                                                   ======================       =====================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001

                                   (unaudited)


                                                            2002                                 2001
                                                ------------------------------        ---------------------------


  Interest income                             $                         6,014       $                     14,138
                                                ------------------------------        ---------------------------

  Operating expenses:
    Amortization (Note 2)                                              14,891                             14,891
    Asset management fees (Note 3)                                     15,125                             15,125
    Legal and accounting                                                3,825                              1,890
    Other                                                               4,568                              3,482
                                                ------------------------------        ---------------------------

      Total operating expenses                                         38,409                             35,388
                                                ------------------------------        ---------------------------

  Loss from operations                                                (32,395)                           (21,250)

  Equity in losses of
    limited partnerships                                             (204,538)                          (277,550)
                                                ------------------------------        ---------------------------

  Net loss                                    $                      (236,933)      $                   (298,800)
                                                ==============================        ===========================

  Net loss allocated to:
    General partner                           $                        (2,369)      $                     (2,988)
                                                ==============================        ===========================

    Limited partners                          $                      (234,564)      $                   (295,812)
                                                ==============================        ===========================

  Net loss per weighted limited
    partner units                             $                           (11)      $                        (13)
                                                ==============================        ===========================

  Outstanding weighted limited
    partner units                                                      22,000                             22,000
                                                ==============================        ===========================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    For the Three Months Ended June 30, 2002

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2002          $           (75,949)   $      14,387,074     $    14,311,125


Net loss                                                           (2,369)            (234,564)           (236,933)
                                                        -------------------    -----------------     ---------------

Partners' equity (deficit) at June 30, 2002           $           (78,318)   $      14,152,510     $    14,074,192
                                                        ===================    =================     ===============



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001

                                   (unaudited)


                                                                            2002                      2001
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (236,933)    $             (298,800)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Amortization                                                             14,891                     14,891
        Equity in losses of limited partnerships                                204,538                    277,550
        Accrued fees and expenses due to
           General Partner and affiliates                                       (10,383)                     4,573
                                                                     --------------------     ----------------------

Net cash used by operating activities                                           (27,887)                    (1,786)
                                                                     --------------------     ----------------------

Cash flows from investing activities:
      Investment in limited partnerships                                              -                    (39,394)
      Distributions from limited partnerships                                     9,492                      4,685
                                                                     --------------------     ----------------------

Net cash provided by (used in) investing activities                               9,492                    (34,709)
                                                                     --------------------     ----------------------

Net decrease in cash and cash equivalents                                       (18,395)                   (36,495)
                                                                     --------------------     ----------------------

Cash and cash equivalents, beginning of period                                1,221,951                  1,316,217
                                                                     --------------------     ----------------------

Cash and cash equivalents, end of period                           $          1,203,556     $            1,279,722
                                                                     ====================     ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Taxes Paid                                                   $                800     $                  800
                                                                     ====================     ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002

                                   (unaudited)

                                       13

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") is the general partner of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002 and March 31, 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on their financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30 and March 31, 2002, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of June 30 and March 31, 2002, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30 and March 31, 2002, no investment recorded in Local Limited Partnerships reached zero balance.

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                            For the Three Months                    For the Year
                                                                    Ended                              Ended
                                                                   June 30, 2002                    March 31, 2002
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   13,261,486      $             14,075,565
Equity in losses of limited partnerships                                       (204,538)                     (745,147)
Distributions received from limited partnerships                                 (9,492)                       (9,368)
Amortization of capitalized acquisition fees and costs                          (14,891)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   13,032,565      $             13,261,486
                                                           ==============================      ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 and 2001 from the combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                                           2002                          2001
                                                                    -------------------            ------------------

Revenues                                                          $            861,000           $           785,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                          235,000                       238,000
     Depreciation and amortization                                             313,000                       317,000
     Operating expenses                                                        532,000                       529,000
                                                                    -------------------            ------------------

     Total Expenses                                                          1,080,000                     1,084,000
                                                                    -------------------            ------------------


Net loss                                                          $           (219,000)          $          (299,000)
                                                                    ===================            ==================


Net loss allocable to the Partnership                             $           (205,000)          $          (278,000)
                                                                    ===================            ==================


Net loss recognized by the Partnership                            $           (205,000)          $          (278,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

As of June 30 and March 31, 2002, $9,732 and $9,732 due from affiliates consists of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $15,125 were incurred for each of the three months ended June 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $30,250 and $15,125 of these fees during the three months ended June 30, 2002 and 2001, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                   June 30, 2002                 March 31, 2002
                                                               ----------------------       -------------------------

Asset management fees payable                               $                  1,436     $                    16,561

Advances by the General Partner or affiliates                                  6,325                           1,582
                                                               ----------------------       -------------------------

Total                                                       $                  7,761     $                    18,143
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $1,204,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $13,033,000. Liabilities at June 30, 2002 consisted primarily of $164,000 of note payables to limited partnerships and $8,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at June 30, 2002.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(237,000), reflecting a decrease of $62,000 from the $(299,000) of net loss for the three months ended June 30, 2001. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by approximately $72,000 to approximately $(205,000) for the three months ended June 30, 2002 from $(277,000) for the three months ended June 30, 2001. This decrease was offset by an increase in loss from operations of $11,000 to $(32,000), for the three months ended June 30, 2002 from $(21,000) for the three months ended June 30, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $8,000, an increase in legal and accounting fees of $2,000 and an increase in other expenses of $1,000 for the three months ended June 30, 2002.

Cash Flows

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The net cash decrease during the three months ended June 30, 2002 was $(18,000) compared to a cash decrease for the three months ended June 30, 2001 of $(36,000). The change of $18,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $39,000, to $0 for the three months ended June 30, 2002 from $(39,000) for the three months ended June 30, 2001. The decrease in capital contributions was offset by an increase in distributions from Limited Partnership of $4,000, to $9,000 for the three months ended June 30, 2002 from $5,000 for the three months ended June 30, 2001. In addition, cash used by operating activities increased $26,000 from $(2,000) used in the three months ended June 30, 2001 compared to $(28,000) used in the three months ended June 30, 2002.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.
    -------------------------

Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  August 16, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 16, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 16, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 16, 2002