Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2002-11-25
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes           No      X
    ---------    -----------




Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002
                                        2


                                   WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

                                        (A California Limited Partnership)

                                                INDEX TO FORM 10-Q

                                     For the Quarter Ended September 30, 2002
                                                         2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2002 and March 31, 2002......................3

                  Statements of Operations For the
                   Three and Six Months Ended September 30, 2002 and 2001......4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2002................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..15

         Item 4.  Procedures and Controls.....................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

         Certifications    ...................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                    September 30, 2002             March 31, 2002
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,173,185       $           1,221,951
Due from affiliates (Note 3)                                                     22,089                       9,732
Investments in limited partnerships net (Note 2)                             12,805,379                  13,261,486
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           14,001,227       $          14,493,743
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              154,741       $             164,475
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        12,192                      18,143
                                                                   ----------------------       ---------------------

                                                                                166,933                     182,618
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (80,717)                    (75,949)
  Limited partners (22,000 units issued and outstanding)                     13,915,011                  14,387,074
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       13,834,294                  14,311,125
                                                                   ----------------------       ---------------------

                                                                 $           14,001,227       $          14,493,743
                                                                   ======================       =====================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001

                                   (unaudited)


                                                           2002                                       2001
                                        ------------------------------------------   ---------------------------------------
                                           Three Months             Six Months        Three Months            Six Months
                                        -------------------      -----------------   ----------------       ----------------

Interest income                       $              5,444     $           11,458  $          18,328      $          32,466
                                        -------------------      -----------------   ----------------       ----------------

Operating expenses:
  Amortization (Note 2)                             14,891                 29,782             14,891                 29,782
  Asset management fees (Note 3)                    15,125                 30,250             15,125                 30,250
  Legal and accounting                               9,726                 13,551              9,213                 11,103
  Other                                              1,062                  5,630              3,629                  7,112
                                        -------------------      -----------------   ----------------       ----------------

    Total operating expenses                        40,804                 79,213             42,858                 78,247
                                        -------------------      -----------------   ----------------       ----------------

Loss from operations                               (35,360)               (67,755)           (24,530)               (45,781)

Equity in losses of
  limited partnerships                            (204,538)              (409,076)          (277,549)              (555,098)
                                        -------------------      -----------------   ----------------       ----------------

Net loss                              $           (239,898)    $         (476,831) $        (302,079)     $        (600,879)
                                        ===================      =================   ================       ================

Net loss allocated to:
  General partner                     $             (2,399)    $           (4,768) $          (3,021)     $          (6,009)
                                        ===================      =================   ================       ================

  Limited partners                    $           (237,499)    $         (472,063) $        (299,058)     $        (594,870)
                                        ===================      =================   ================       ================

Net loss per weighted limited
  partner units                       $                (11)    $              (21) $             (14)     $             (27)
                                        ===================      =================   ================       ================

Outstanding weighted limited
  partner units                                     22,000                 22,000             22,000                 22,000
                                        ===================      =================   ================       ================

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Six Months Ended September 30, 2002

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2002          $           (75,949)   $      14,387,074     $    14,311,125


Net loss                                                           (4,768)            (472,063)           (476,831)
                                                        -------------------    -----------------     ---------------

Partners' equity (deficit) at September 30, 2002      $           (80,717)   $      13,915,011     $    13,834,294
                                                        ===================    =================     ===============

                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001

                                   (unaudited)


                                                                            2002                      2001
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (476,831)    $             (600,879)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Amortization                                                             29,782                     29,782
        Equity in losses of limited partnerships                                409,076                    555,098
        Accrued fees and expenses due to
           General Partner and affiliates                                        (5,951)                    16,671
                                                                     --------------------     ----------------------

Net cash provided by (used in) operating activities                             (43,924)                       672
                                                                     --------------------     ----------------------

Cash flows from investing activities:
      Investment in limited partnerships                                              -                    (93,414)
      Payable to limited partnerships                                            (9,733)                         -
      Loans receivable                                                          (12,357)                         -
      Distributions from limited partnerships                                    17,248                     15,177
                                                                     --------------------     ----------------------

Net cash  (used in)investing activities                                         (4,842)                   (78,237)
                                                                     --------------------     ----------------------

Net decrease in cash and cash equivalents                                       (48,766)                   (77,565)
                                                                     --------------------     ----------------------

Cash and cash equivalents, beginning of period                                1,221,951                  1,316,217
                                                                     --------------------     ----------------------

Cash and cash equivalents, end of period                           $          1,173,185     $            1,238,652
                                                                     ====================     ======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
      Taxes Paid                                                   $                800     $                  800
                                                                     ====================     ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 4, a California Limited Partnership (the "Partnership"), was formed on July 26, 1995 under the laws of the state of California, and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2002

                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All of management decisions will be made by the General Partner.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002 and March 31, 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30 and March 31, 2002, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of September 30 and March 31, 2002, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30 and March 31, 2002, no investment recorded in Local Limited Partnerships reached zero balance.

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                                For the Six Months                  For the Year
                                                                       Ended                            Ended
                                                                September 30, 2002                  March 31, 2002
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   13,261,486      $             14,075,565
Equity in losses of limited partnerships                                       (409,076)                     (745,147)
Distributions received from limited partnerships                                (17,248)                       (9,368)
Amortization of capitalized acquisition fees and costs                          (29,782)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   12,805,380      $             13,261,486
                                                           ==============================      ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected  financial  information for the six months ended September 30, 2002 and
2001  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                           2002                          2001
                                                                    -------------------            ------------------

Revenues                                                          $          1,723,000           $         1,569,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                          471,000                       476,000
     Depreciation and amortization                                             626,000                       632,000
     Operating expenses                                                      1,064,000                     1,060,000
                                                                    -------------------            ------------------

     Total Expenses                                                          2,161,000                     2,168,000
                                                                    -------------------            ------------------


Net loss                                                          $           (438,000)          $          (599,000)
                                                                    ===================            ==================


Net loss allocable to the Partnership                             $           (409,000)          $          (555,000)
                                                                    ===================            ==================


Net loss recognized by the Partnership                            $           (409,000)          $          (555,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

As of September 30 and March 31, 2002, $22,089 and $9,732 due from affiliates consists of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $30,250 were incurred for each of the six months ended September 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $45,375 and $25,208 of these fees during the six months ended September 30, 2002 and 2001, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                September 30, 2002               March 31, 2002
                                                               ----------------------       -------------------------

Asset management fees payable                               $                  1,436     $                    16,561

Advances by the General Partner or affiliates                                 10,756                           1,582
                                                               ----------------------       -------------------------

Total                                                       $                 12,192     $                    18,143
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

NOTE 6 - OTHER ITEMS

The former Local General Partner of Ashford Place, one of the Local Limited Partnerships, has withdrawn from Ashford Place and has been replaced by WNC Oklahoma LLC, an affiliate of the General Partner. The withdrawn Local General Partner was a local general partner in other Oklahoma limited partnerships in which other WNC investment partnership have invested. With respect to those other Oklahoma limited partnerships, the withdrawn Local General Partner failed to satisfy its operating deficit guarantees. A settlement agreement was entered into, a condition of which was that the Local General Partner withdraw from Ashford Place and the other WNC investment partnerships and be replaced with WNC Oklahoma LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $1,173,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $12,805,000. Liabilities at September 30, 2002 consisted primarily of $155,000 of note payables to limited partnerships and $12,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at September 30, 2002.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(240,000), reflecting a decrease of $62,000 from the $(302,000) of net loss for the three months ended September 30, 2001. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by approximately $73,000 to approximately $(205,000) for the three months ended September 30, 2002 from $(278,000) for the three months ended September 30, 2001. The decrease in equity in losses from limited partnerships was offset by an increase in loss from operations of $11,000 to $(35,000), for the three months ended September 30, 2002 from $(24,000) for the three months ended September 30, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $13,000 and an increase in legal and accounting fees of $1,000, which were offset by a decrease in other operating expenses of $(3,000) for the three months ended September 30, 2002.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(477,000), reflecting a decrease of $124,000 from the $(601,000) of net loss for the six months ended September 30, 2001. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by approximately $146,000 to approximately $(409,000) for the six months ended September 30, 2002 from $(555,000) for the six months ended September 30, 2001. The decrease in equity in losses from limited partnerships was offset by an increase in loss from operations of $22,000 to $(68,000), for the six months ended September 30, 2002 from $(46,000) for the six months ended September 30, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $21,000 and an increase in legal and accounting fees of $2,000, which was offset by a decrease in other operating expenses of $(1,000) for the six months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The net cash decrease during the six months ended September 30, 2002 was $(49,000) compared to a cash decrease for the six months ended September 30, 2001 of $(78,000). The change of $29,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $93,000, to $0 for the six months ended September 30, 2002 from $(93,000) for the six months ended September 30, 2001. Along with the decrease in capital contributions, distributions from Limited Partnership increased by $2,000, to $17,000 for the six months ended September 30, 2002 from $15,000 for the six months ended September 30, 2001. Offsetting those increases are a decrease in payables to limited partnerships of $(10,000) and an increase in loans receivable of $(12,000). The increase in cash provided by investing activities was offset by the increase of cash used in operating activities by $(45,000) from $1,000 provided in the six months ended September 30, 2001 compared to $(44,000) used in the six months ended September 30, 2002.


The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        NOT APPLICABLE

Item 4. Procedures and Controls

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.Other Information

Item 1. Legal Proceedings

        NONE

Item 5. Other Information

        Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6. Exhibits and Reports on Form 8-K

(a)     Reports on Form 8-K.
        --------------------

1.      NONE

(b)     Exhibits.
        ---------

99.1  Certification  pursuant to 18 U.S.C.  Section 1350 as adapted  pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.
-----------------------------

Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  November 14, 2002





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2002

                                 CERTIFICATIONS

I,     Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P. Series 4;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Wilfred N. Cooper, Jr.
-------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I,     Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund V, L.P. Series 4;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (e)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President and Chief Financial Officer of WNC & Associates, Inc.