Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2003-02-13
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    December 31, 2002 and March 31, 2002.......................3

                  Statements of Operations
                    For the Three and Nine Months Ended
                      December 31, 2002 and 2001...............................4

                  Statement of Partners' Equity (Deficit)
                    For the Nine Months Ended December 31, 2002................5

                  Statements of Cash Flows
                    For the Nine Months Ended December 31, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.........................................15

         Item 4.  Controls and Procedures.....................................15

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2002             March 31, 2002
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,152,624       $           1,221,951
Due from affiliates (Note 3)                                                     25,493                       9,732
Investments in limited partnerships net (Note 2)                             12,582,245                  13,261,486
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           13,760,936       $          14,493,743
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              154,741       $             164,475
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                         7,323                      18,143
                                                                   ----------------------       ---------------------

                                                                                162,064                     182,618
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (83,072)                    (75,949)
  Limited partners (22,000 units issued and outstanding)                     13,681,944                  14,387,074
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       13,598,872                  14,311,125
                                                                   ----------------------       ---------------------

                                                                 $           13,760,936       $          14,493,743
                                                                   ======================       =====================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001

                                   (unaudited)


                                                           2002                                       2001
                                        ------------------------------------------   ---------------------------------------
                                           Three Months            Nine Months        Three Months            Nine Months
                                        -------------------      -----------------   ----------------       ----------------

Interest income                       $             3,524      $          14,982   $          8,594       $         41,060
                                        -------------------      -----------------   ----------------       ----------------

Operating expenses:

  Amortization (Note 2)                            14,891                 44,673             14,891                 44,673

  Asset management fees (Note 3)                   15,125                 45,375             15,125                 45,375
  Legal and accounting                              2,355                 15,906              4,623                 15,726
  Other                                             2,037                  7,667              3,323                 10,435
                                        -------------------      -----------------   ----------------       ----------------

    Total operating expenses                       34,408                113,621             37,962                116,209
                                        -------------------      -----------------   ----------------       ----------------

Loss from operations                              (30,884)               (98,639)           (29,368)               (75,149)

Equity in losses of
  limited partnerships                           (204,538)              (613,614)          (277,550)              (832,648)
                                        -------------------      -----------------   ----------------       ----------------

Net loss                              $          (235,422)     $        (712,253)  $       (306,918)      $       (907,797)
                                        ===================      =================   ================       ================

Net loss allocated to:
  General partner                     $            (2,355)     $          (7,123)  $         (3,069)      $         (9,078)
                                        ===================      =================   ================       ================

  Limited partners                    $          (233,067)     $        (705,130)  $       (303,849)      $       (898,719)
                                        ===================      =================   ================       ================

Net loss per weighted limited
  partner units                       $               (11)     $             (32)  $            (14)      $            (41)
                                        ===================      =================   ================       ================

Outstanding weighted limited
  partner units                                    22,000                 22,000             22,000                 22,000
                                        ===================      =================   ================       ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Nine Months Ended December 31, 2002

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2002          $           (75,949)   $      14,387,074     $    14,311,125


Net loss                                                           (7,123)            (705,130)           (712,253)
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at December 31, 2002       $           (83,072)   $      13,681,944     $    13,598,872
                                                        ===================    =================     ===============


                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001

                                   (unaudited)


                                                                            2002                      2001
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (712,253)    $             (907,797)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Amortization                                                             44,673                     44,673
        Equity in losses of limited partnerships                                613,614                    832,648
        Other assets                                                                  -                       (834)
        Accrued fees and expenses due to
           General Partner and affiliates                                       (10,820)                    20,018
                                                                     --------------------     ----------------------

Net cash used in operating activities

Cash flows from investing activities:
      Investment in limited partnerships
      Payables to limited partnerships
      Due from affiliate
    Distributions from limited partnerships                                      20,953                     25,916
                                                                     --------------------     ----------------------

Net cash used in investing activities                                            (4,541)                   (67,498)
                                                                     --------------------     ----------------------

Net decrease in cash and cash equivalents                                       (69,327)                   (78,790)
                                                                     --------------------     ----------------------

Cash and cash equivalents, beginning of period                                1,221,951                  1,316,217
                                                                     --------------------     ----------------------

Cash and cash equivalents, end of period                           $          1,152,624     $            1,237,427
                                                                     ====================     ======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
      Taxes Paid                                                   $                800     $                  800
                                                                     ====================     ======================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") is the general partner of the Partnership (the "General Partner"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002 and March 31, 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31 and March 31, 2002, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 782 apartment units. As of December 31 and March 31, 2002, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manages the day-to-day operations of the entities. Significant Local-Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment recorded in Local Limited Partnerships reached zero balance. As of December 31, 2002 the investment account in one Local Limited Partnership had reached a zero balance.


The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                                For the Nine Months                 For the Year
                                                                       Ended                            Ended
                                                                 December 31, 2002                  March 31, 2002
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   13,261,486      $             14,075,565
Capital contributions payable                                                        (1)                            -
Equity in losses of limited partnerships                                       (613,614)                     (745,147)
Distributions received from limited partnerships                                (20,953)                       (9,368)
Amortization of capitalized acquisition fees and costs                          (44,673)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   12,582,245      $             13,261,486
                                                           ==============================      ========================

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected  financial  information for the nine months ended December 31, 2002 and
2001  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                           2002                          2001
                                                                    -------------------            ------------------

Revenues                                                          $         2,585,000            $        2,354,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                         706,000                       715,000
     Depreciation and amortization                                            939,000                       949,000
     Operating expenses                                                     1,596,000                     1,588,000
                                                                    -------------------            ------------------

     Total Expenses                                                         3,241,000                     3,252,000
                                                                    -------------------            ------------------

Net loss                                                          $          (656,000)           $         (898,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (614,000)           $         (833,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $          (614,000)           $         (833,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

As of December 31 and March 31, 2002, $25,493 and $9,732 due from affiliates consists of certain advances to certain Local Limited Partnership for operations. Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $45,375 were incurred for each of the nine months ended December 31, 2002 and 2001. The Partnership paid the General Partner or its affiliates $60,500 and $25,208 of these fees during the nine months ended December 31, 2002 and 2001, respectively.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                 December 31, 2002               March 31, 2002
                                                               ----------------------       -------------------------

Asset management fees payable                               $                  1,436     $                    16,561

Advances by the General Partner or affiliates                                  5,887                           1,582
                                                               ----------------------       -------------------------

Total                                                       $                  7,323     $                    18,143
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

NOTE 6 - OTHER ITEMS
--------------------

The former Local General Partner of Ashford Place, one of the Local Limited Partnerships, withdrew from Ashford Place and has been replaced by WNC Oklahoma LLC, an affiliate of the General Partner. The withdrawn Local General Partner was a local general partner in other Oklahoma limited partnerships in which other WNC investment partnerships have invested. With respect to those other Oklahoma limited partnerships, the withdrawn Local General Partner failed to satisfy its operating deficit guarantees. A settlement agreement was entered into, a condition of which was that the Local General Partner withdraw from Ashford Place and the other WNC investment partnerships and be replaced with WNC Oklahoma LLC. WNC Oklahoma LLC has conducted a thorough inspection of the property and observed a crack in the foundation of one of the buildings. WNC Oklahoma LLC recently retained a civil engineer to analyze and assess the condition of the foundation. The report was not completed as of this date.

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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $1,153,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $12,582,000. Liabilities at December 31, 2002 consisted primarily of $155,000 of payables to limited partnerships and $7,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at December 31, 2002.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(235,000), reflecting a decrease of $72,000 from the $(307,000) of net loss for the three months ended December 31, 2001. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by approximately $73,000 to $(205,000) for the three months ended December 31, 2002 from $(278,000) for the three months ended December 31, 2001.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(712,000), reflecting a decrease of $196,000 from the $(908,000) of net loss for the nine months ended December 31, 2001. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships, which decreased by $219,000 to $(614,000) for the nine months ended December 31, 2002 from $(833,000) for the nine months ended December 31, 2001. The decrease in equity in losses from limited partnerships was offset by an increase in loss from operations of $24,000 to $(99,000), for the nine months ended December 31, 2002 from $(75,000) for the nine months ended December 31, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $26,000, which was offset by a decrease in other operating expenses of $(2,000) for the nine months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The net cash used during the nine months ended December 31, 2002 was $(69,000) compared to cash used for the nine months ended December 31, 2001 of $(79,000). The change of $10,000 was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $93,000 to $0 for the nine months ended December 31, 2002 from $(93,000) for the nine months ended December 31, 2001. Offsetting the decrease in capital contributions a decrease in payables to limited partnerships of $(10,000), an increase in loans receivable of $(16,000) and a decrease in distributions from Limited Partnership of $(5,000) for the nine months ended December 31, 2002. The decrease in cash used in investing activities was offset by the increase of cash used in operating activities of $(54,000) from $(11,000) used in the nine months ended December 31, 2001 compared to $(65,000) used in the nine months ended December 31, 2002.


The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

  Item 3. Quantitative and Qualitative Disclosures About Market Risks

          NOT APPLICABLE

  Item 4. Controls and Procedures

          Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partnership's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

 Part II. OTHER INFORMATION

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

Date:  February 11, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11, 2003

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: February 11, 2003


          /s/Wilfred N. Cooper, Jr.
          -------------------------


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: February 11, 2003


          /s/  Thomas J. Riha
          -------------------


          Vice-President and Chief Financial Officer of WNC & Associates, Inc.