Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2003-08-07
CIK 943906

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes     X      No
    ----------    ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 5, 1996 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003 the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.


Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2.  Properties

Through its investment in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fourteen Housing Complexes as of the dates and for the periods indicated.

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place,
a Limited            Shawnee,       The Cowen
Partnership          Oklahoma       Group, LLC            $  2,317,000  $ 2,317,000        100      76%   $ 3,931,000    $ 2,255,000

Belen Vista                         Monarch Properties,
Associates,          Belen,         Inc. and Low Income
Limited              New            Housing Foundation
Partnership          Mexico         of NM                      416,000      416,000         57      98%       714,000      1,524,000

Blessed Rock         El Monte,      Everland,
of El Monte          California     Inc.                     2,511,000    2,511,000        137     100%     8,899,000      3,686,000

Bolivar                             MBL
Plaza                Boliver,       Development
Apartments           Missouri       Co.                      1,181,000    1,181,000         32      97%     1,658,000        539,000

                                    Williams
                                    Management and
                                    Consulting,
Cleveland                           Inc. and
Apartments           Coffeyville,   Eastern Housing
L.P.                 Kansas         Corp.                      515,000      440,000         48      75%       737,000      1,587,000

Crescent             Crescent       Crescent
City                 City,          City Surf,
Apartments           California     Inc.                     1,166,000    1,166,000         56      96%     2,221,000      1,960,000

D. Hilltop           Prairie
Apartments           View,          Donald W.
Ltd.                 Texas          Sowell                     101,000      101,000         24     100%       187,000        460,000

Greyhound                           WCM Community
Associates I,        Windsor,       Development
L.P.                 Missouri       Corp.                      642,000      642,000         24      83%     1,128,000        579,000

Lamar Plaza          Lamar,         MBL Development
Apts., L.P.          Missouri       Co.                        738,000      738,000         28      93%     1,230,000        789,000

Mesa Verde
Apartments           Roswell,       Trianon-Mesa
Limited              New            Verde,
Partnership          Mexico         LLC                      3,941,000    3,941,000        142      86%     6,472,000      2,147,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mountain                            Monarch Properties,
Vista                Los            Inc.and Low
Associates           Alamos,        Income Housing
Limited              New            Foundation
Partnership          Mexico         of NM                      315,000      315,000         53      96%       543,000      1,428,000

North                New            City and
Central              York,          Suburban
Limited              New            Development
Partnership          York           Corp.                      751,000      751,000         18      94%     1,054,000        443,000

Woodland,            Marion,        ACHR
Ltd.                 Alabama        Corp.                    1,288,000    1,288,000         42      95%     2,112,000      1,288,000

                                    Regency
                                    Investment
                                    Associates,
Wynwood                             Inc., ATO,
Place,               Raleigh,       Inc., a Non-Profit
Limited              North          Corp. and
Partnership          Carolina       Gordon Blackwell.          534,000      454,000         24      75%       780,000        558,000
                                                          ------------  -----------        ---      ---  ------------   ------------
                                                          $ 16,416,000 $ 16,261,000        785      90%  $ 31,666,000   $ 19,243,000
                                                          ============= ===========        ===      ===  ============   ============


                                       -----------------------------------------------------------------------------
                                                           For the year ended December 31, 2002
                                       ----------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
           Partnership Name                Rental Income           Net Loss                      Partnership
-------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited Partnership               $ 416,000          $ (229,000)                           98.99%

Belen Vista Associates, Limited
Partnership                                          354,000             (16,000)                           98.99%

Blessed Rock of El Monte                              79,000             (50,000)                           49.50%

Bolivar Plaza Apartments                             106,000             (45,000)                           98.98%

Cleveland Apartments L.P.                            211,000             (56,000)                           99.98%

Crescent City Apartments                             185,000            (164,000)                           99.00%

D. Hilltop Apartments Ltd.                            68,000             (19,000)                           99.00%

Greyhound Associates I, L.P.                          80,000             (15,000)                           99.00%

Lamar Plaza Apts., L.P.                               94,000              (2,000)                           99.97%

Mesa Verde Apartments Limited
Partnership                                          502,000            (159,000)                           99.00%

Mountain Vista Associates Limited
Partnership                                          240,000             (18,000)                           98.99%

North Central Limited Partnership                    111,000             (55,000)                           99.89%

Woodland, Ltd.                                       103,000             (84,000)                           99.98%

Wynwood Place, Limited Partnership                   103,000             (49,000)                           99.98%
                                                 -----------           ----------
                                                 $ 3,369,000           $(961,000)
                                                 ===========           ==========

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

(b)  At March 31, 2003, there were 1,285 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:


                                                                     March 31                                 December 31
                                         ------------------------------------------------------------------   -----------
                                           2003          2002          2001          2000          1999          1998
                                         ----------   -----------   -----------   -----------   -----------   -----------

ASSETS
Cash and cash equivalents              $  1,006,242 $  1,221,951  $  1,316,217  $  1,725,133  $  3,460,935  $  3,817,546
Due from affiliates                               -        9,732         9,732             -        52,835        52,835
Investments in limited partnerships,
net                                      12,237,450   13,261,486    14,075,565    15,243,007    15,345,027    15,573,510
Loans receivable                                  -            -             -        12,080        12,080        91,000
Other assets                                    574          574           574           574           500           500
                                         ----------   -----------   -----------   -----------   -----------   -----------


                                       $ 13,244,266 $ 14,493,743  $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391
                                         ==========   ===========   ===========   ===========   ===========   ===========

LIABILITIES
Due to limited partnerships            $    154,741 $    164,475  $    257,889  $    672,640  $  1,182,870  $  1,657,666
Accrued fees and expenses due to
   general
  partner and affiliates                     18,451       18,143         1,664         1,936       181,131       121,498

PARTNERS' EQUITY                         13,071,074   14,311,125    15,142,535    16,306,218    17,507,376    17,756,227
                                         ----------   -----------   -----------   -----------   -----------   -----------

                                       $ 13,244,266 $ 14,493,743  $ 15,402,088  $ 16,980,794  $ 18,871,377  $ 19,535,391
                                         ==========   ===========   ===========   ===========   ===========   ===========


Selected results of operations, cash flows, and other information for the Partnership as follows:

                                                                                             For the                For the
                                                For the Years                           Three Months Ended         Year Ended
                                                Ended March 31                               March 31             December 31
                              ----------------------------------------------------   -------------------------    -------------

                                2003         2002          2001          2000          1999           1998            1998
                              ----------   ----------    ----------   ------------   ----------    -----------    -------------
                                                                                                   (Unaudited)
Income (loss) from
  operations                $  (282,566) $   (86,263)  $   (60,248)$      (54,888)$        586   $     18,142 $         95,280
Equity in losses of
  limited partnerships         (957,485)    (745,147)   (1,103,435)    (1,146,270)    (249,437)      (153,500)      (1,010,334)
                              ----------   ----------    ----------   ------------   ----------    -----------    -------------

Net loss                    $(1,240,051) $  (831,410)  $(1,163,683)$   (1,201,158)$   (248,851)  $   (135,358)$       (915,054)
                              ==========   ==========    ==========   ============   ==========    ===========    =============

Net loss allocated to:
   General partner          $   (12,401) $    (8,314)  $   (11,637)$      (12,012)$     (2,489)  $     (1,354)$         (9,151)
                              ==========   ==========    ==========   ============   ==========    ===========    =============

   Limited partners         $(1,227,650) $  (823,096)  $(1,152,046)$   (1,189,146)$   (246,362)  $   (134,004)$       (905,903)
                              ==========   ==========    ==========   ============   ==========    ===========    =============
 Net loss per limited
 partner unit               $    (55.80) $    (37.41)  $    (52.37)$       (54.05)$     (11.20)  $      (6.09)$         (41.18)
                              ==========   ==========    ==========   ============   ==========    ===========    =============

Outstanding weighted
  limited partner units          22,000       22,000        22,000         22,000       22,000         22,000           22,000
                              ==========   ==========    ==========   ============   ==========    ===========    =============

                                                                                             For the                For the
                                                For the Years                           Three Months Ended         Year Ended
                                                Ended March 31                               March 31             December 31
                              ----------------------------------------------------   -------------------------    -------------

                                2003         2002          2001          2000          1999           1998            1998
                              ----------   ----------    ----------   ------------   ----------    -----------    -------------
                                                                                                   (Unaudited))
Net cash provided by
  (used in):
   Operating activities     $  (212,962) $    (10,220)$       1,392 $    (121,756)$      75,111   $     77,854   $       297,891
   Investing activities          (2,747)      (84,046)     (410,308)   (1,614,046)     (431,722)      (814,796)       (2,534,648)
   Financing activities               -             -             -             -             -        148,448           147,325
                              ----------   -----------   -----------  ------------   -----------    -----------    --------------

Net change in cash and
  cash equivalents             (215,709)      (94,266)     (408,916)   (1,735,802)     (356,611)      (588,494)       (2,089,432)

Cash and cash
  equivalents, beginning
  of period                   1,221,951     1,316,217     1,725,133     3,460,935     3,817,546      5,906,978         5,906,978
                              ----------   -----------   -----------  ------------   -----------    -----------    --------------

Cash and cash
  equivalents, end of
  period                    $ 1,006,242  $  1,221,951  $  1,316,217 $   1,725,133  $  3,460,935   $  5,318,484   $     3,817,546
                              ==========   ===========   ===========  ============   ===========    ===========    ==============

Low Income Housing Credits Per Unit was as follows for the years ended December 31:

                                                       2002          2001           2000          1999            1998
                                                    -----------   ------------   -----------   ------------    -----------

Federal                                           $        120  $         121  $        114  $         104   $         81
State                                                        -              -             -              -              -
                                                    -----------   ------------   -----------   ------------    -----------

Total                                             $        120  $         121  $        114  $         104   $         81
                                                    ===========   ============   ===========   ============    ===========

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.


Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $1,006,000 in cash and cash equivalents and investments in the fourteen Local Limited Partnerships of $12,237,000. Liabilities at March 31, 2003 were $155,000 due to limited partnerships, $18,000 of accrued annual management fees and expenses paid by an affiliate of the General Partner or due to the General Partner or affiliate.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31 2002. The Partnership's net loss for the year ended March 31, 2003 was $(1,240,000), reflecting an increase of $(409,000) from the net loss experienced for the year ended March 31, 2002. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $(212,000) to $(957,000) for the year ended March 31, 2003 from $(745,000) for the year ended March 31, 2002, along with an increase in loss from operations of $(197,000). The increase in equity in losses of limited partnerships was mainly due to the decrease in occupancy rate in certain Local Limited Partnerships. The increase in loss from operations was due primarily to the write-off of advances to a limited partnership and a decrease in interest income.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(216,000), compared to net cash used for the year ended March 31, 2002 of $(94,000). Net cash flows used in investing activities decreased by $81,000 to $(3,000) for the year ended March 31, 2003 from $(84,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $83,000. Net cash flows used in operating activities increased by $(203,000) to net cash used in operating activities of $(213,000) for the year ended March 31, 2003 from net cash used in operating activities of $(10,000) for the year ended March 31, 2002 as a result of certain advances to a Local Limited Partnership that were expensed. No cash was provided by or used in financing activities for the years ended March 31, 2003 or 2002.

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

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $168,000 to one Local Limited Partnership, Ashford Place, LP, in which the Partnership is a limited partner. These advances were used to pay for repairs and fund certain recurring and nonrecurring operating expenses. The Partnership determined the recoverability of these advances to be doubtful and, accordingly, has fully reserved the amounts due from the affiliate as of March 31, 2003.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations



The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                   2004        2005        2006        2007        2008       Thereafter     Total

                                 ---------   ---------   ---------   ---------   ----------  -----------   -----------
Asset Management Fees          $   77,061  $   60,500  $   60,500  $   60,500  $    60,500 $  2,541,000  $  2,860,061
Capital Contributions
   Payable to Lower Tier
   Partnerships                   154,741           -           -           -            -            -       154,741
                                 ---------   ---------   ---------   ---------   ----------  -----------   -----------
Total contractual cash
   obligations                 $  231,802  $   60,500  $   60,500  $   60,500  $    60,500 $  2,541,000  $  3,014,802
                                 =========   =========   =========   =========   ==========  ===========   ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2003 have been included in the 2004 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the

Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 79% and 80% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 97%, 98% and 100% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                          /s/  BDO SEIDMAN, LLP


Costa Mesa, California
July 10, 2003

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                     March 31
                                                                        -----------------------------------
                                                                             2003               2002
                                                                        ---------------    ----------------

ASSETS

Cash and cash equivalents                                             $      1,006,242   $       1,221,951
Due from affiliate (Note 7)                                                          -               9,732
Investments in limited partnerships, net (Notes 2 and 3)                    12,237,450          13,261,486
Other assets                                                                       574                 574
                                                                        ---------------    ----------------

                                                                      $     13,244,266   $      14,493,743
                                                                        ===============    ================

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                          $        154,741   $         164,475
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                            18,451              18,143
                                                                        ---------------    ----------------

     Total liabilities                                                         173,192             182,618
                                                                        ---------------    ----------------

Commitments and contingencies

Partners' equity (deficit)
   General partner                                                             (88,350)            (75,949)
   Limited partners (25,000 units authorized,
     22,000 units issued and outstanding)                                   13,159,424          14,387,074
                                                                        ---------------    ----------------

     Total partners' equity                                                 13,071,074          14,311,125
                                                                        ---------------    ----------------

                                                                      $     13,244,266   $      14,493,743
                                                                        ===============    ================

                 See accompanying notes to financial statements
                                       17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                            For The Years
                                                            Ended March 31
                                            ------------------------------------------------

                                                2003             2002             2001
                                            -------------    -------------    --------------
Interest income                           $       17,660   $       47,072   $        78,942
Reporting fee income                              17,673           20,255            12,422
                                            -------------    -------------    --------------

Total income                                      35,333           67,327            91,364
                                            -------------    -------------    --------------

Operating expenses:
   Amortization (Notes 2 and 3)                   59,564           59,564            59,564
   Asset management fees
     (Note 3)                                     60,500           60,500            60,500
   Write-off of advances to a limited
    partnership (Note 7)                         168,139                -                 -
   Other                                          29,696           33,526            31,548
                                            -------------    -------------    --------------

    Total operating expenses                     317,899          153,590           151,612
                                            -------------    -------------    --------------

Loss from operations                            (282,566)         (86,263)          (60,248)

Equity in losses of
  limited partnerships (Note 2)                 (957,485)        (745,147)       (1,103,435)
                                            -------------    -------------    --------------
Net loss                                  $   (1,240,051) $      (831,410)$      (1,163,683)
                                            =============    =============    ==============

Net loss allocated to:
   General partner                        $      (12,401) $        (8,314)$         (11,637)
                                            =============    =============    ==============
   Limited partners                       $   (1,227,650) $      (823,096)$      (1,152,046)
                                            =============    =============    ==============
Net loss per limited partner unit         $       (55.80) $        (37.41)$          (52.37)
                                            =============    =============    ==============

Outstanding weighted limited
  partner units                                   22,000           22,000            22,000
                                            =============    =============    ==============

                 See accompanying notes to financial statements
                                       18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001


                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (55,998) $      16,362,216    $     16,306,218

Net loss                                                           (11,637)        (1,152,046)         (1,163,683)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (67,635)        15,210,170          15,142,535

Net loss                                                            (8,314)          (823,096)           (831,410)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (75,949)        14,387,074          14,311,125

Net loss                                                           (12,401)        (1,227,650)         (1,240,051)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003              $        (88,350) $      13,159,424    $     13,071,074
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       19

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                      For the Years Ended March 31
                                                             -----------------------------------------------
                                                                2003              2002             2001
                                                             ------------     -------------    -------------
Cash flows from operating activities:
  Net loss                                                 $  (1,240,051)   $     (831,410) $    (1,163,683)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
   Amortization                                                   59,564            59,564           59,564
   Equity in losses of limited
     partnerships                                                957,485           745,147        1,103,435
   Change in due from affiliates                                   9,732                 -                -
   Change in accrued fees and
     expenses due to General
     Partner and affiliate                                           308            16,479             (272)
   Change in other assets                                              -                 -            2,348
                                                             ------------     -------------    -------------
  Net cash provided by (used in) operating
    activities                                                  (212,962)          (10,220)           1,392
                                                             ------------     -------------    -------------
Cash flows from investing
  activities:
  Investments in limited
    partnerships, net                                             (9,734)          (93,414)        (416,901)
  Distributions from limited
    partnerships                                                   6,987             9,368            6,593
                                                             ------------     -------------    -------------

  Net cash used in investing
    activities                                                    (2,747)          (84,046)        (410,308)
                                                             ------------     -------------    -------------

Net decrease in cash
  and cash equivalents                                          (215,709)          (94,266)        (408,916)

Cash and cash equivalents,
  beginning of period                                          1,221,951         1,316,217        1,725,133
                                                             ------------     -------------    -------------
Cash and cash equivalents, end
  of period                                                $   1,006,242    $    1,221,951   $    1,316,217
                                                             ============     =============    =============
SUPPLEMENTAL
  DISCLOSURE OF CASH
  FLOW INFORMATION:
  Taxes paid                                               $         800    $          800   $          800
                                                             ============     =============    =============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund V, L.P., Series 4, a California Limited Partnership (the "Partnership"), was formed on July 26, 1995 under the laws of the state of California, and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on July 11, 1997 at which time 22,000 Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

               For The Years Ended March 31, 2003, 2002 and 2001,


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2003 and 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of March 31, 2003, construction or rehabilitation of all of the Housing Complexes was complete. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to approximately 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2003 and 2002 are approximately $1,564,000 and $1,653,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2003, the investment account in one certain Local Limited Partnership had reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2003 amounted to approximately $13,000, has not been recognized.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                    For the Years Ended March 31
                                                           -----------------------------------------------
                                                               2003            2002             2001
                                                           -------------   -------------    --------------
Investments per balance sheet, beginning of period       $   13,261,486  $   14,075,565   $    15,243,007
Tax credit adjustment                                                                 -             2,151
Distributions received                                           (6,987)         (9,368)           (6,594)
Equity in losses of limited partnerships                       (957,485)       (745,147)       (1,103,435)
Amortization of capitalized acquisition fees and costs          (59,564)        (59,564)          (59,564)
                                                           -------------   -------------    --------------
Investments per balance sheet, end of period             $   12,237,450  $   13,261,486   $    14,075,565
                                                           =============   =============    ==============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------

ASSETS

Land                                                                          $      2,465,000   $      2,465,000
Buildings and improvements, net of accumulated depreciation for
  2002 and 2001 of $5,973,000 and $4,744,000, respectively                          32,329,000         33,460,000
Other assets                                                                         2,405,000          2,220,000
                                                                                ---------------    ---------------

                                                                              $     37,199,000   $     38,145,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     19,243,000   $     19,409,000
Due to related parties                                                               1,779,000          1,858,000
Other liabilities                                                                    1,174,000            903,000
                                                                                ---------------    ---------------

                                                                                    22,196,000         22,170,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund V, L.P., Series 4                                       10,673,000         11,608,000
WNC Housing Tax Credit Fund V, L.P., Series 3                                        2,197,000          2,222,000
Other partners                                                                       2,133,000          2,145,000
                                                                                ---------------    ---------------

                                                                                    15,003,000         15,975,000
                                                                                ---------------    ---------------

                                                                              $     37,199,000   $     38,145,000
                                                                                ===============    ===============

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,498,000    $      3,446,000   $      3,139,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,268,000           2,128,000          2,117,000
  Interest expense                                                 912,000             941,000            953,000
  Depreciation and amortization                                  1,279,000           1,252,000          1,267,000
                                                            ---------------     ---------------    ---------------

Total expenses                                                   4,459,000           4,321,000          4,337,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (961,000)   $       (875,000) $      (1,198,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (930,000)   $       (818,000) $      (1,110,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (957,000)   $       (745,000) $      (1,103,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of up to 7.5% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of interests in Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $338,249 and $270,605 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $13,298, $0 and $0 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner in connection with the acquisition of interests in Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $156,589, which have been included in investments in limited partnerships. Accumulated amortization was $29,780 and $24,560 as of March 31, 2003 and 2002, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee equal to the greater amount of (i) $2,000 for each housing complex, or (ii) 0.275% of the gross proceeds. In either case, the fee will be decreased or increased annually based on changes in the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $60,500 were incurred for each of the years ended March 31, 2003, 2002 and 2001, of which $60,500, $45,375 and $60,500 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                March 31
                                                                     --------------------------------
                                                                         2003              2002
                                                                     --------------    --------------

Asset management fees payable                                      $        16,561   $        16,561

Advances from WNC                                                            1,890             1,582
                                                                     --------------    --------------

Total                                                              $        18,451   $        18,143
                                                                     ==============    ==============

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          6,000    $          5,000   $          4,000    $         20,000

Operating expenses                             (38,000)            (41,000)           (34,000)           (205,000)

Equity in losses of limited
     partnerships                             (205,000)           (205,000)          (205,000)           (342,000)

Net loss                                      (237,000)           (241,000)          (235,000)           (527,000)

Loss available to limited partners            (235,000)           (237,000)          (233,000)           (523,000)

Loss available per limited
     partner unit                                  (11)                (11)               (11)                (23)

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



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

NOTE 7 - DUE FROM AFFILIATE
---------------------------

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $168,000 to one Local Limited Partnership, Ashford Place, LP, in which the Partnership is a limited partner. These advances were used to pay for repairs and fund certain recurring and nonrecurring operating expenses. The Partnership determined the recoverability of these advances to be doubtful and, accordingly, has fully reserved the amounts due from the affiliate as of March 31, 2003.


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings

     Inapplicable.

(g)  Promoters and Control Persons

     Inapplicable.

(h)  Audit Committee Financial Expert

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset management fees of $60,500 were incurred for each of the years ended March 31, 2003, 2002 and 2001, of which $60,500, $45,375 and $60,500 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $27,800, $31,400 and $50,600, during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income
     Housing Credits of $26,737, $26,875 and $25,684 for the years ended December 31, 2002, 2001 and 2000. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Securities Authorized for Issuance Under Equity Compensation Plans

     Inapplicable

(b)       Security Ownership of Certain Beneficial Owners

          No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)       Security Ownership of Management

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)      Changes in Control

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

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)    Financial statements included in Part II hereof:

          Report of Independent Certified Public Accountants
          Balance Sheets, March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and
            2001
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2003, 2002 and 2001
          Statements of Cash Flows for the years ended March 31, 2003, 2002 and
            2001
          Notes to Financial Statements


(a)(2)    Financial statement schedules included in Part IV hereof:

          Report of Independent Certified Public Accountants on Financial Statement Schedules
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.

1.        NONE

(c)       Exhibits.

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

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of Ashford Place, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; filed as exhibit 20.1 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Ashford Place, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules



To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4


The audits referred to in our report dated July 10, 2003 relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a) 2 are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                        /s/  BDO SEIDMAN, LLP


Costa Mesa, California
July 10, 2003

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place,
a Limited                 Shawnee,
Partnership               Oklahoma
                                                $  2,317,000   $ 2,317,000    $  2,255,000   $ 5,065,000   $ 1,001,000   $ 4,064,000

Belen Vista
Associates,
Limited                   Belen,
Partnership               New Mexico                 416,000       416,000       1,524,000     1,826,000       391,000     1,435,000

Blessed Rock              El Monte,
of El Monte               California               2,511,000     2,511,000       3,686,000     9,308,000     1,109,000     8,199,000

Bolivar Plaza             Bolivar,
Apartments                Missouri                 1,181,000     1,181,000         539,000     2,141,000       149,000     1,992,000

Cleveland                 Coffeyville,
Apartments L.P.           Kansas                     515,000       440,000       1,587,000     1,643,000       235,000     1,408,000

Crescent City             Crescent City,
Apartments                California               1,166,000     1,166,000       1,960,000     3,131,000       723,000     2,408,000

D. Hilltop                Prairie
Apartments                View,
Ltd.                      Texas                      101,000       101,000         460,000       588,000        95,000       493,000

Greyhound
Associates                Windsor,
I, L.P.                   Missouri                   642,000       642,000         579,000     1,362,000       170,000     1,192,000

Lamar Plaza               Lamar,
Apts., L.P.               Missouri                   738,000       738,000         789,000     1,696,000       219,000     1,477,000

Mesa Verde
Apartments
Limited                   Roswell,
Partnership               New Mexico               3,941,000     3,941,000       2,147,000     6,303,000       938,000     5,365,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Mountain
Vista
Associates                Los Alamos,
Limited                   New
Partnership               Mexico                     315,000       315,000       1,428,000     1,646,000       296,000     1,350,000

North
Central
Limited                   New York,
Partnership               New York                   751,000       751,000         443,000     2,389,000       187,000     2,202,000

Woodland,                 Marion,
Ltd.                      Alabama                  1,288,000     1,288,000       1,288,000     2,541,000       366,000     2,175,000

Wynwood
Place,                    Raleigh,
Limited                   North
Partnership               Carolina                   534,000       454,000         558,000     1,128,000        94,000     1,034,000
                                                ------------- ------------   -------------  ------------   -----------  ------------
                                                $ 16,416,000  $ 16,261,000   $  19,243,000  $ 40,767,000   $ 5,973,000  $ 34,794,000
                                                ============= ============   =============  ============   ===========  ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income         loss           Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 416,000          $ (229,000)      1996       Completed            40

Belen Vista Associates,
Limited Partnership                    354,000             (16,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               796,000             (50,000)      1996       Completed            40

Bolivar Plaza Apartments               106,000             (45,000)      2000       Completed            30

Cleveland Apartments L.P.              211,000             (56,000)      1998       Completed          27.5

Crescent City Apartments               185,000            (164,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              68,000             (19,000)      1997       Completed            30

Greyhound Associates I,
L.P.                                    80,000             (15,000)      1997       Completed            40

Lamar Plaza Apts., L.P.                 94,000              (2,000)      1997       Completed            40

Mesa Verde Apartments
Limited Partnership                    502,000            (159,000)      1997       Completed            40

Mountain Vista Associates
Limited Partnership                    240,000             (18,000)      1997       Completed          27.5

North Central Limited
Partnership                            111,000             (55,000)      1998       Completed            40

Woodland, Ltd.                         103,000             (84,000)      1997       Completed            40

Wynwood Place, Limited
Partnership                            103,000             (49,000)      1998       Completed            50
                                   -----------           ----------
                                   $ 3,369,000           $(961,000)
                                   ===========           ==========

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                                  Investment         Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place,
a Limited                 Shawnee,
Partnership               Oklahoma
                                                $  2,317,000   $ 2,317,000    $  2,280,000   $ 5,066,000   $ (783,000)   $ 4,283,000

Belen Vista
Associates,
Limited                   Belen,
Partnership               New Mexico                 416,000       416,000       1,527,000     1,795,000      (323,000)    1,472,000

Blessed Rock              El Monte,
of El Monte               California               2,511,000     2,511,000       3,721,000     9,300,000      (901,000)    8,399,000

Bolivar Plaza             Bolivar,
Apartments                Missouri                 1,181,000     1,181,000         556,000     2,142,000       (76,000)    2,066,000

Cleveland                 Coffeyville,
Apartments L.P.           Kansas                     515,000       431,000       1,595,000     1,643,000      (176,000)    1,467,000

Crescent City             Crescent City,
Apartments                California               1,166,000     1,166,000       1,960,000     3,118,000      (610,000)    2,508,000

D. Hilltop                Prairie
Apartments                View,
Ltd.                      Texas                      101,000       101,000         464,000       587,000       (76,000)      511,000

Greyhound
Associates                Windsor,
I, L.P.                   Missouri                   642,000       642,000         593,000     1,362,000      (136,000)    1,226,000

Lamar Plaza               Lamar,
Apts., L.P.               Missouri                   738,000       738,000         808,000     1,696,000      (178,000)    1,518,000

Mesa Verde
Apartments
Limited                   Roswell,
Partnership               New Mexico               3,941,000     3,941,000       2,160,000     6,298,000      (748,000)    5,550,000

Mountain
Vista
Associates                Los Alamos,
Limited                   New
Partnership               Mexico                     315,000       315,000       1,433,000     1,608,000      (243,000)    1,365,000

North
Central
Limited                   New York,
Partnership               New York                   751,000       751,000         454,000     2,388,000      (128,000)    2,260,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                                  Investment         Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Woodland,                 Marion,
Ltd.                      Alabama                  1,288,000     1,288,000       1,292,000     2,537,000      (297,000)    2,240,000

Wynwood
Place,                    Raleigh,
Limited                   North
Partnership               Carolina                   534,000       454,000         566,000     1,129,000       (69,000)    1,060,000
                                                ------------- ------------   -------------  ------------   -----------  ------------
                                                $ 16,416,000  $ 16,252,000   $  19,409,000 $  40,669,000  $ (4,744,000) $ 35,925,000
                                                ============= ============   =============  ============   ===========  ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                      ------------------------------------------------------------------------------
                                         Rental          Net        Year Investment               Estimated Useful
          Partnership Name               Income         loss           Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 447,000          $ (174,000)      1996       Completed           40

Belen Vista Associates,
Limited Partnership                    327,000              (1,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               742,000            (103,000)      1996       Completed           40

Bolivar Plaza Apartments               101,000             (21,000)      2000       Completed           30

Cleveland Apartments L.P.              194,000             (61,000)      1998       Completed          27.5

Crescent City Apartments               171,000            (146,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              71,000             (15,000)      1997       Completed           30

Greyhound Associates I,
L.P.                                    77,000             (29,000)      1997       Completed           40

Lamar Plaza Apts., L.P.                 90,000              (9,000)      1997        Completed          40

Mesa Verde Apartments
Limited Partnership                    509,000            (143,000)      1997        Completed          40

Mountain Vista Associates
Limited Partnership                    244,000              (8,000)      1997       Completed          27.5

North Central Limited
Partnership                            113,000             (68,000)      1998       Completed           40

Woodland, Ltd.                          93,000             (65,000)      1997       Completed           40

Wynwood Place, Limited
Partnership                            120,000             (32,000)      1998       Completed           50
                                  ------------          -----------
                                  $ 3,299,000           $ (875,000)
                                  ============          ===========

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                                  Investment         Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Ashford Place,
a Limited                 Shawnee,
Partnership               Oklahoma
                                                $  2,317,000   $ 2,317,000    $  2,305,000   $ 5,065,000   $   564,000   $ 4,501,000

Belen Vista
Associates,
Limited                   Belen,
Partnership               New Mexico                 416,000       416,000       1,532,000     1,790,000       256,000     1,534,000

Blessed Rock              El Monte,
of El Monte               California               2,511,000     2,511,000       3,754,000     9,300,000       695,000     8,605,000

Bolivar Plaza             Bolivar,
Apartments                Missouri                 1,181,000     1,087,000         573,000     2,141,000        25,000     2,116,000

Cleveland                 Coffeyville,
Apartments L.P.           Kansas                     515,000       431,000       1,602,000     1,643,000       117,000     1,526,000

Crescent City             Crescent City,
Apartments                California               1,166,000     1,166,000       1,960,000     3,119,000       497,000     2,622,000

D. Hilltop                Prairie
Apartments                View,
Ltd.                      Texas                      101,000       101,000         466,000       585,000        58,000       527,000

Greyhound
Associates                Windsor,
I, L.P.                   Missouri                   642,000       642,000         607,000     1,362,000       102,000     1,260,000

Lamar Plaza               Lamar,
Apts., L.P.               Missouri                   738,000       738,000         840,000     1,697,000       138,000     1,559,000

Mesa Verde
Apartments
Limited                   Roswell,
Partnership               New Mexico               3,941,000     3,941,000       2,174,000     6,289,000       558,000     5,731,000

Mountain
Vista
Associates                Los Alamos,
Limited                   New
Partnership               Mexico                     315,000       315,000       1,437,000     1,606,000       192,000     1,414,000

North
Central
Limited                   New York,
Partnership               New York                   751,000       751,000         463,000     2,389,000        69,000     2,320,000

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                                  Investment         Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Woodland,                 Marion,
Ltd.                      Alabama                  1,288,000     1,288,000       1,294,000     2,535,000       229,000     2,306,000

Wynwood
Place,                    Raleigh,
Limited                   North
Partnership               Carolina                   534,000       454,000         574,000     1,128,000        43,000     1,085,000
                                                ------------- ------------   -------------  ------------   -----------  ------------
                                                $ 16,416,000  $ 16,158,000   $  19,581,000 $  40,649,000  $  3,543,000  $ 37,106,000
                                                ============= ============   =============  ============   ===========  ============

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                      ------------------------------------------------------------------------------
                                         Rental          Net                Year Investment               Estimated Useful
          Partnership Name               Income         (Loss)Income           Acquired        Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Ashford Place, a Limited
Partnership                          $ 398,000          $ (184,000)      1996       Completed           40

Belen Vista Associates,
Limited Partnership                    324,000             (12,000)      1997       Completed          27.5

Blessed Rock of
El Monte                               693,000            (160,000)      1996       Completed           40

                                                                                                     Under
Bolivar Plaza Apartments                33,000             (40,000)      2000          2001       Construction

Cleveland Apartments L.P.              139,000            (117,000)      1998       Completed          27.5

Crescent City Apartments               174,000            (142,000)      1996       Completed          27.5

D. Hilltop Apartments Ltd.              71,000              (3,000)      1997       Completed           30

Greyhound Associates I,
L.P.                                    76,000             (30,000)      1997       Completed           40

Lamar Plaza Apts., L.P.                 78,000             (18,000)      1997        Completed          40

Mesa Verde Apartments
Limited Partnership                    460,000            (271,000)      1997        Completed          40

Mountain Vista Associates
Limited Partnership                    227,000               2,000       1997       Completed          27.5

North Central Limited
Partnership                            111,000            (125,000)      1998       Completed           40

Woodland, Ltd.                          87,000             (71,000)      1997       Completed           40

Wynwood Place, Limited
Partnership                            127,000             (27,000)      1998       Completed           50
                                  ------------        -------------
                                  $ 2,998,000         $ (1,198,000)
                                  ============        =============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  August 07, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  August 07, 2003

By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 07, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  August 07, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  August 07, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND V, L.P., Series 4;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  August 07, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          [Signature]

          Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND V, L.P., Series 4;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  August 07, 2003


          /s/  Thomas J. Riha
          -------------------

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.