Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2003-09-03
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2003 and 2002..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2003...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2003 and 2002..........6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..16

         Item 4.  Procedures and Controls.....................................16

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

         Certifications.......................................................18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                       June 30, 2003               March 31, 2003
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,024,435       $           1,006,242
Investments in limited partnerships net (Note 2)                             11,998,465                  12,237,450
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           13,023,474       $          13,244,266
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              154,741       $             154,741
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        46,401                      18,451
                                                                   ----------------------       ---------------------

                                                                                201,142                     173,192
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (90,837)                    (88,350)
  Limited partners (22,000 units issued and outstanding)                     12,913,169                  13,159,424
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       12,822,332                  13,071,074
                                                                   ----------------------       ---------------------

                                                                 $           13,023,474       $          13,244,266
                                                                   ======================       =====================

                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002

                                   (unaudited)


                                                                   2003                        2002
                                                         ----------------------------------------------------
                                                               Three Months                Three Months
                                                         -------------------------    -----------------------

              Interest income                          $                   2,350    $                 6,014
              Reporting fee income                                         3,706                          -
                                                         -------------------------    -----------------------

                  Total income                                             6,056                      6,014
                                                         -------------------------    -----------------------

              Operating expenses:
                Amortization (Note 2)                                     14,891                     14,891
                Asset management fees (Note 3)                            15,125                     15,125
                Legal and accounting                                       3,989                      3,825
                Other                                                      2,755                      4,568
                                                         -------------------------    -----------------------

                  Total operating expenses                                36,760                     38,409
                                                         -------------------------    -----------------------

              Loss from operations                                       (30,704)                   (32,395)

              Equity in losses of
                limited partnerships                                    (218,038)                  (204,538)
                                                         -------------------------    -----------------------

              Net loss                                 $                (248,742)   $              (236,933)
                                                         =========================    =======================

              Net loss allocated to:
                General partner                        $                  (2,487)   $                (2,369)
                                                         =========================    =======================

                Limited partners                       $                (246,255)   $              (234,564)
                                                         =========================    =======================

              Net loss per weighted limited
                partner units                          $                     (11)   $                   (11)
                                                         =========================    =======================

              Outstanding weighted limited
                partner units                                             22,000                     22,000
                                                         =========================    =======================

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    For the Three Months Ended June 30, 2003

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2003          $           (88,350)   $      13,159,424     $    13,071,074


Net loss                                                           (2,487)            (246,255)           (248,742)
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at June 30, 2003           $           (90,837)   $      12,913,169     $    12,822,332
                                                        ===================    =================     ===============



                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002

                                   (unaudited)


                                                                            2003                      2002
                                                                     --------------------     ----------------------
Cash flows from operating activities:
      Net loss                                                     $           (248,742)    $             (236,933)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Amortization                                                             14,891                     14,891
        Equity in losses of limited partnerships                                218,038                    204,538
        Change in accrued fees and expenses due to
           General Partner and affiliates                                        27,950                    (10,383)
                                                                     --------------------     ----------------------

Net cash provided by (used in) operating activities                              12,137                    (27,887)
                                                                     --------------------     ----------------------

Cash flows from investing activities:
      Distributions from limited partnerships                                     6,056                      9,492
                                                                     --------------------     ----------------------

Net cash provided by investing activities                                         6,056                      9,492
                                                                     --------------------     ----------------------

Net increase (decrease) in cash and cash equivalents                             18,193                    (18,935)
                                                                     --------------------     ----------------------

Cash and cash equivalents, beginning of period                                1,006,242                  1,221,951
                                                                     --------------------     ----------------------

Cash and cash equivalents, end of period                           $          1,024,435     $            1,203,556
                                                                     ====================     ======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
      Taxes Paid                                                   $                  -     $                  800
                                                                     ====================     ======================


                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



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

Losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003 and March 31, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of June 30 and March 31, 2003, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                               For the Three Months                 For the Year
                                                                       Ended                            Ended
                                                                   June 30, 2003                    March 31, 2003
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   12,237,450      $             13,261,486
Equity in losses of limited partnerships                                       (218,038)                     (957,485)
Distributions received from limited partnerships                                 (6,056)                       (6,987)
Amortization of capitalized acquisition fees and costs                          (14,891)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   11,998,465      $             12,237,450
                                                           ==============================      ========================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002 from the combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                                           2003                          2002
                                                                    -------------------            ------------------

Revenues                                                          $           875,000            $          861,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                         228,000                       235,000
     Depreciation and amortization                                            319,000                       313,000
     Operating expenses                                                       568,000                       532,000
                                                                    -------------------            ------------------

     Total Expenses                                                         1,115,000                     1,080,000
                                                                    -------------------            ------------------

Net loss                                                          $          (240,000)           $         (219,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (232,000)           $         (205,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $          (218,000)           $         (205,000)
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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $15,125 were incurred for each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $15,125 and $30,250 of these fees during the three months ended June 30, 2003 and 2002, respectively.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                   June 30, 2003                 March 31, 2003
                                                               ----------------------       -------------------------

Advances by the General Partner or affiliates               $                  8,634     $                     1,890
Due to Limited Partnership                                                    21,206                               -
Asset management fees payable                                                 16,561                          16,561
                                                               ----------------------       -------------------------

Total accrued fees and expenses  due to
  General Partner and affiliates                            $                 46,401     $                    18,451
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $1,024,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $11,998,000. Liabilities at June 30, 2003 consisted primarily of $155,000 of payables to limited partnerships and $46,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at June 30, 2003.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(249,000), reflecting an increase of $(12,000) from the $(237,000) of net loss for the three months ended June 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships, which increased by approximately $(13,000) to $(218,000) for the three months ended June 30, 2003 from $(205,000) for the three months ended June 30, 2002. The increase in equity in losses from limited partnerships was offset by a decrease in loss from operations of $2,000 to $(30,000), for the three months ended June 30, 2003 from $(32,000) for the three months ended June 30, 2002. The decrease in loss from operations was primarily due to a decrease in other operating expenses of $(2,000) for the three months ended June 30, 2003.

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The net cash provided during the three months ended June 30, 2003 was $18,000 compared to cash used for the three months ended June 30, 2002 of $(18,000). The change of $36,000 was due primarily to the increase of cash provided by operating activities of $40,000 from $(28,000) used in the three months ended June 30, 2002 compared to $12,000 provided in the three months ended June 30, 2003. The $40,000 change was offset by a decrease in distributions from limited partnerships of $(3,000) for the three months ended June 30, 2003.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND V, L.P. Series 4


By:  WNC & Associates, Inc.         General Partner of the Registrant





By: /s/Wilfred N. Cooper, Jr.
    -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 14, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 14, 2003

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

          Date:  August 14, 2003


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

          Date:  August 14, 2003


          /s/ Thomas J. Riha
          ------------------


          Vice-President and Chief Financial Officer of WNC & Associates, Inc.