Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2003-12-15
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets
              September 30, 2003 and March 31, 2003............................3

            Statements of Operations
              For the Three and Six Months Ended September 30, 2003 and 2002...4

            Statement of Partners' Equity (Deficit)
              For the Six Months Ended September 30, 2003......................5

            Statements of Cash Flows
              For the Six Months Ended September 30, 2003 and 2002.............6

            Notes to Financial Statements .....................................7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........15

   Item 4.  Procedures and Controls...........................................15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................15

   Item 6. Exhibits and Reports on Form 8-K...................................15

   Signatures ................................................................16

         Certifications.......................................................17

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    September 30, 2003             March 31, 2003
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $            1,012,063       $           1,006,242
Investments in limited partnerships net (Note 2)                             11,733,465                  12,237,450
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           12,746,102       $          13,244,266
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              139,906       $             154,741
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        43,214                      18,451
                                                                   ----------------------       ---------------------

                                                                                183,120                     173,192
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (93,431)                    (88,350)
  Limited partners (22,000 units issued and outstanding)                     12,656,413                  13,159,424
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       12,562,982                  13,071,074
                                                                   ----------------------       ---------------------

                                                                 $           12,746,102       $          13,244,266
                                                                   ======================       =====================


                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002

                                   (unaudited)

                                                           2003                                       2002
                                        ------------------------------------------   ---------------------------------------
                                           Three Months             Six Months        Three Months            Six Months
                                        -------------------      -----------------   ----------------       ----------------

Interest income                       $             1,891      $           4,241   $          5,444       $         11,458
Miscellaneous income                                3,705                  7,411                  -                      -
                                        -------------------      -----------------   ----------------       ----------------
                                                    5,596                 11,652              5,444                 11,458
                                        -------------------      -----------------   ----------------       ----------------

Operating expenses:
  Amortization (Note 2)                            14,891                 29,782             14,891                 29,782
  Asset management fees (Note 3)                   15,125                 30,250             15,125                 30,250
  Legal and accounting                             15,685                 19,674              9,726                 13,551
  Other                                               936                  3,691              1,062                  5,630
                                        -------------------      -----------------   ----------------       ----------------

    Total operating expenses                       46,637                 83,397             40,804                 79,213
                                        -------------------      -----------------   ----------------       ----------------

Loss from operations                              (41,041)               (71,745)           (35,360)               (67,755)

Equity in losses of
  limited partnerships                           (218,309)              (436,347)          (204,538)              (409,076)
                                        -------------------      -----------------   ----------------       ----------------

Net loss                              $          (259,350)     $        (508,092)  $       (239,898)      $       (476,831)
                                        ===================      =================   ================       ================

Net loss allocated to:
  General partner                     $            (2,594)     $          (5,081)  $         (2,399)      $         (4,768)
                                        ===================      =================   ================       ================

  Limited partners                    $          (256,756)     $        (503,011)  $       (237,499)      $       (472,063)
                                        ===================      =================   ================       ================

Net loss per weighted limited
  partner units                       $               (12)     $             (23)  $            (11)      $            (21)
                                        ===================      =================   ================       ================

Outstanding weighted limited
  partner units                                    22,000                 22,000             22,000                 22,000
                                        ===================      =================   ================       ================






                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Six Months Ended September 30, 2003

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2003          $           (88,350)   $      13,159,424     $    13,071,074


Net loss                                                           (5,081)            (503,011)           (508,092)
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at September 30, 2003      $           (93,431)   $      12,656,413     $    12,562,982
                                                        ===================    =================     ===============





                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002

                                   (unaudited)


                                                                            2003                       2002
                                                                     --------------------      ----------------------
Cash flows from operating activities:
      Net loss                                                     $          (508,092)     $             (476,831)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
        Amortization                                                            29,782                      29,782
        Equity in losses of limited partnerships                               436,347                     409,076
        Change in accrued fees and expenses due to
           General Partner and affiliates                                       24,763                      (5,951)
                                                                     --------------------      ----------------------

Net cash used in operating activities                                          (17,200)                    (43,924)
                                                                     --------------------      ----------------------

Cash flows from investing activities:
      Payable to limited partnerships                                          (14,835)                     (9,733)
      Loans Receivable                                                               -                     (12,357)
      Distributions from limited partnerships                                   37,856                      17,248
                                                                     --------------------      ----------------------

Net cash provided by (used in) investing activities                             23,021                      (4,842)
                                                                     --------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                             5,821                     (48,766)
                                                                     --------------------      ----------------------

Cash and cash equivalents, beginning of period                               1,006,242                   1,221,951
                                                                     --------------------      ----------------------

Cash and cash equivalents, end of period                           $         1,012,063      $            1,173,185
                                                                     ====================      ======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
      Taxes Paid                                                   $                 -      $                  800
                                                                     ====================      ======================



                 See accompanying notes to financial statements
                                        6

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

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

Losses from Local Limited Partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of six months or less when purchased to be cash equivalents. As of September 30 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2003 and March 31, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of September 30 and March 31, 2003, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships, except for one of the investments in which it is entitled to 49.5% of such amounts.

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                                For the Six Months                  For the Year
                                                                       Ended                            Ended
                                                                September 30, 2003                  March 31, 2003
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   12,237,450      $             13,261,486
Equity in losses of limited partnerships                                       (436,347)                     (957,485)
Distributions received from limited partnerships                                (37,856)                       (6,987)
Amortization of capitalized acquisition fees and costs                          (29,782)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   11,733,465      $             12,237,450
                                                           ==============================      ========================



Selected  financial  information for the six months ended September 30, 2003 and
2002  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                           2003                          2002
                                                                    -------------------            ------------------

Revenues                                                          $         1,749,000            $        1,723,000
                                                                    -------------------            ------------------

Expenses:
     Interest expense                                                         456,000                       471,000
     Depreciation and amortization                                            638,000                       626,000
     Operating expenses                                                     1,135,000                     1,064,000
                                                                    -------------------            ------------------

     Total Expenses                                                         2,229,000                     2,161,000
                                                                    -------------------            ------------------

Net loss                                                          $          (480,000)           $         (438,000)
                                                                    ===================            ==================

Net loss allocable to the Partnership                             $          (465,000)           $         (409,000)
                                                                    ===================            ==================

Net loss recognized by the Partnership                            $          (436,000)           $         (409,000)
                                                                    ===================            ==================

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $30,250 were incurred for each of the six months ended September 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $30,250 and $45,375 of these fees during the six months ended September 30, 2003 and 2002, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General partner or its affiliates render services in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                September 30, 2003               March 31, 2003
                                                               ----------------------       -------------------------

Advances by the General Partner or affiliates               $                  5,447     $                     1,890
Due to Limited Partnership                                                    21,206                               -
Asset management fees payable                                                 16,561                          16,561
                                                               ----------------------       -------------------------

Total accrued fees and expenses  due to
  General Partner and affiliates                            $                 43,214     $                    18,451
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $1,012,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $11,733,000. Liabilities at September 30, 2003 consisted primarily of $140,000 of payables to limited partnerships and $43,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at September 30, 2003.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(259,000), reflecting an increase of $(19,000) from the $(240,000) of net loss for the three months ended September 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships, which increased by approximately $(13,000) to $(218,000) for the three months ended September 30, 2003 from $(205,000) for the three months ended September 30, 2002. In addition to the increase in equity in losses from limited partnerships there was an increase in loss from operations of $(6,000) to $(41,000), for the three months ended September 30, 2003 from $(35,000) for the three months ended September 30, 2002. The increase in loss from operations was due to an increase in legal and accounting expense of $(6,000) for the three months ended September 30, 2003.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(508,000), reflecting an increase of $(31,000) from the $(477,000) of net loss for the six months ended September 30, 2002. The increase in net loss is primarily due to an increase of equity in losses from limited partnerships, which increased by approximately $(27,000) to $(436,000) for the six months ended September 30, 2003 from $(409,000) for the six months ended September 30, 2002. In addition to the increase in equity in losses from limited partnerships there was an increase in loss from operations of $(4,000) to $(72,000), for the six months ended September 30, 2003 from $(68,000) for the six months ended September 30, 2002. The increase in loss from operations was primarily due to an increase in legal, accounting and other operating expenses of $(4,000) for the six months ended September 30, 2003.

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The net cash provided during the six months ended September 30, 2003 was $6,000 compared to cash used for the six months ended September 30, 2002 of $(49,000). The change of $55,000 was due to a decrease of cash used in operating activities of $27,000 from $(44,000) used in the six months ended September 30, 2002 compared to $(17,000) used in the six months ended September 30, 2003. The decrease in cash used in operating activities is primarily due to the change of $31,000 in accrued fees and expenses due to General Partner and affiliates. Additionally, there was a change in cash provided by investing activities of $28,000 from $(5,000) used in the six months ended September 30, 2002 compared to $23,000 provided in the six months ended September 30, 2003. The change in investing activities was due to an increase in distributions received from limited partners of $21,000 for the six months ended September 30, 2003 compared to the six months ended September 30, 2002. Additionally, there was an increase of $5,000 used to pay down the note payables to limited partnerships.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.



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

Date:  December 15, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 15, 2003