Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2004-02-17
CIK 943906

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Yes           No      X
   ---------    -----------




Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
   ----------    ----------

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets
                  December 31, 2003 and March 31, 2003.......................3

                Statements of Operations
                  For the Three and Nine Months Ended December 31, 2003
                    and 2002.................................................4

                Statement of Partners' Equity (Deficit)
                  For the Nine Months Ended December 31, 2003................5

                Statements of Cash Flows
                  For the Nine Months Ended December 31, 2003 and 2002.......6

                Notes to Financial Statements ...............................7

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................15

        Item 3. Quantitative and Qualitative Disclosures about Market Risk..16

        Item 4. Procedures and Controls.....................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..........................................16

         Item 6. Exhibits and Reports on Form 8-K...........................17

         Signatures ........................................................18

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     December 31, 2003             March 31, 2003
                                                                   ----------------------       ---------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              838,178       $           1,006,242
Investments in limited partnerships net (Note 2)                             11,474,789                  12,237,450
Other assets                                                                        574                         574
                                                                   ----------------------       ---------------------

                                                                 $           12,313,541       $          13,244,266
                                                                   ======================       =====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 4)                        $              139,906       $             154,741
Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        24,446                      18,451
                                                                   ----------------------       ---------------------

                                                                                164,352                     173,192
                                                                   ----------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                               (97,569)                    (88,350)
  Limited partners (22,000 units issued and outstanding)                     12,246,758                  13,159,424
                                                                   ----------------------       ---------------------

Total Partners' equity                                                       12,149,189                  13,071,074
                                                                   ----------------------       ---------------------

                                                                 $           12,313,541       $          13,244,266
                                                                   ======================       =====================




                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002

                                   (unaudited)

                                                           2003                                       2002
                                        ------------------------------------------   ---------------------------------------

                                           Three Months            Nine Months        Three Months            Nine Months
                                        -------------------      -----------------   ----------------       ----------------

Interest income                       $             1,751      $           5,992   $          3,524       $         14,982
Miscellaneous income                                3,706                 11,117                  -                      -
                                        -------------------      -----------------   ----------------       ----------------
                                                    5,457                 17,109              3,524                 14,982
                                        -------------------      -----------------   ----------------       ----------------

Operating expenses:
  Amortization (Note 2)                            14,891                 44,673             14,891                 44,673
  Asset management fees (Note 3)                   15,125                 45,375             15,125                 45,375
  Legal and accounting                              1,231                 20,905              2,355                 15,906
  Write-off advances to Local
      Limited Partnerships                        141,000                141,000                  -                      -
  Other                                             3,218                  6,909              2,037                  7,667
                                        -------------------      -----------------   ----------------       ----------------

    Total operating expenses                      175,465                258,862             34,408                113,621
                                        -------------------      -----------------   ----------------       ----------------

Loss from operations                             (170,008)              (241,753)           (30,884)               (98,639)

Equity in losses of
  limited partnerships                           (243,785)              (680,132)          (204,538)              (613,614)
                                        -------------------      -----------------   ----------------       ----------------

Net loss                              $          (413,793)     $        (921,885)  $       (235,422)      $       (712,253)
                                        ===================      =================   ================       ================

Net loss allocated to:
  General partner                     $            (4,138)     $          (9,219)  $         (2,355)      $         (7,123)
                                        ===================      =================   ================       ================

  Limited partners                    $          (409,655)     $        (912,666)  $       (233,067)      $       (705,130)
                                        ===================      =================   ================       ================

Net loss per weighted limited
  partner units                       $               (19)     $             (41)  $            (11)      $            (32)
                                        ===================      =================   ================       ================

Outstanding weighted limited
  partner units                                     22,000                 22,000             22,000                 22,000
                                        ===================      =================   ================       ================





                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   For the Nine Months Ended December 31, 2003

                                   (unaudited)


                                                             General               Limited
                                                             Partner               Partners              Total
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at March 31, 2003          $           (88,350)   $      13,159,424     $    13,071,074


Net loss                                                           (9,219)            (912,666)           (921,885)
                                                        -------------------    -----------------     ---------------


Partners' equity (deficit) at December 31, 2003       $           (97,569)   $      12,246,758     $    12,149,189
                                                        ===================    =================     ===============



                 See accompanying notes to financial statements
                                       5

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002

                                   (unaudited)


                                                                            2003                       2002

                                                                     --------------------      ----------------------

Cash flows from operating activities:
      Net loss                                                     $           (921,885)     $             (712,253)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
        Amortization                                                             44,673                      44,673
        Equity in losses of limited partnerships                                680,132                     613,614
        Write-off of advances to Local Limited Partnerships                     141,000                           -
        Change in accrued fees and expenses due
          to General Partner and affiliates                                       5,995                     (10,820)
                                                                     --------------------      ----------------------

Net cash used in operating activities                                           (50,085)                    (64,786)
                                                                     --------------------      ----------------------

Cash flows from investing activities:
      Payables to limited partnerships                                          (14,835)                     (9,733)
      Due from affiliate                                                             -                      (15,761)
      Distributions from limited partnerships                                    37,856                      20,953
      Advances to Local Limited Partnerships                                   (141,000)                          -
                                                                     --------------------      ----------------------

Net cash provided by (used in) investing activities                            (117,979)                      (4,541)
                                                                     --------------------      ----------------------

Net decrease in cash and cash equivalents                                      (168,064)                    (69,327)
                                                                     --------------------      ----------------------

Cash and cash equivalents, beginning of period                                1,006,242                   1,221,951
                                                                     --------------------      ----------------------

Cash and cash equivalents, end of period                           $            838,178      $            1,152,624
                                                                     ====================      ======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
      Taxes Paid                                                   $                  -      $                  800
                                                                     ====================      ======================




                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003

                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

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

Losses from Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of six months or less when purchased to be cash equivalents. As of December 31 and March 31, 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2003 and March 31, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. As of December 31 and March 31, 2003, all construction or rehabilitation of the Housing Complexes was completed. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval from the Partnership. The Partnership, as a limited partner, is generally

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

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



The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the periods presented below:

                                                                For the Nine Months                 For the Year
                                                                       Ended                            Ended
                                                                 December 31, 2003                  March 31, 2003
                                                           ------------------------------      ------------------------

Investment per balance sheet, beginning of period        $                   12,237,450      $             13,261,486
Equity in losses of limited partnerships                                       (680,132)                     (957,485)
Distributions received from limited partnerships                                (37,856)                       (6,987)
Amortization of capitalized acquisition fees and costs                          (44,673)                      (59,564)
                                                           ------------------------------      ------------------------

Investment per balance sheet, end of period              $                   11,474,789      $             12,237,450
                                                           ==============================      ========================

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS,  continued
--------------------------------------------------------

Selected  financial  information for the nine months ended December 31, 2003 and
2002  from  the  combined   condensed   financial   statements  of  the  limited
partnerships in which the partnership has invested is as follows:

                                                                            2003                          2002
                                                                      ------------------            ------------------

Revenues                                                            $        2,624,000            $        2,585,000
                                                                      ------------------            ------------------

Expenses:
     Interest expense                                                          684,000                       706,000
     Depreciation and amortization                                             957,000                       939,000
     Operating expenses                                                      1,703,000                     1,596,000
                                                                      ------------------            ------------------

     Total Expenses                                                          3,344,000                     3,241,000
                                                                      ------------------            ------------------

Net loss                                                            $         (720,000)           $         (656,000)
                                                                      ==================            ==================

Net loss allocable to the Partnership                               $         (697,000)           $         (614,000)
                                                                      ==================            ==================

Net loss recognized by the Partnership                              $         (680,000)           $         (614,000)
                                                                      ==================            ==================


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

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

(a) Annual Asset Management fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing complexes. Asset management fees of $45,375 were incurred for each of the nine months ended December 31, 2003 and 2002. The Partnership paid the General Partner or its affiliates $60,500 of these fees during each of the nine months ended December 31, 2003 and 2002.

                 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003

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

Accrued fees and advances due to affiliates of the General Partner included in the balance sheet consist of the following at:

                                                                 December 31 2003                March 31, 2003
                                                               ----------------------       -------------------------

Advances by the General Partner or affiliates               $                  1,804     $                     1,890
Due to Limited Partnership                                                    21,206                               -
Asset management fees payable                                                  1,436                          16,561
                                                               ----------------------       -------------------------

Total accrued fees and expenses 3 due to
  General Partner and affiliates                            $                 24,446     $                    18,451
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

NOTE 6 - WRITE-OFF OF ADVANCES TO LOCAL LIMITED PARTNERSHIPS
------------------------------------------------------------

Through December 31, 2003, the Partnership advanced cash in the amount of $309,139 to two of the Local Limited Partnerships in which it has a limited partnership interest. Of the $309,139 of advances, $168,139 was written off during the year ended March 31, 2003 and $141,000 was written off durng the nine months ended December 31, 2003. These advances were used to pay for repairs and fund certain recurring and nonrecurring operating expenses. The Partnership determined the recoverability of these advances to be doubtful and, accordingly, fully reserved the amount due from the two Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $838,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $11,475,000. Liabilities at December 31, 2003 consisted primarily of $140,000 of payables to limited partnerships and $24,000 of accrued asset management fees and reimbursements due to the General Partner and affiliates at December 31, 2003.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(414,000), reflecting an increase of $(178,000) from the $(236,000) of net loss for the three months ended December 31, 2002. The increase in net loss is due to an increase of equity in losses from limited partnerships, which increased by approximately $(39,000) to $(244,000) for the three months ended December 31, 2003 from $(205,000) for the three months ended December 31, 2002. In addition to the increase in equity in losses from limited partnerships there was an increase in loss from operations of $(139,000) to $(170,000), for the three months ended December 31, 2003 from $(31,000) for the three months ended December 31, 2002. The increase in loss from operations was primarily due to the $(141,000) write-off in advances to two Local Limited Partnerships for the three months ended December 31, 2003.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(922,000), reflecting an increase of $(210,000) from the $(712,000) of net loss for the nine months ended December 31, 2002. The increase in net loss is due to an increase of equity in losses from limited partnerships, which increased by approximately $(67,000) to $(680,000) for the nine months ended December 31, 2003 from $(613,000) for the nine months ended December 31, 2002. In addition to the increase in equity in losses from limited partnerships there was an increase in loss from operations of $(143,000) to $(242,000), for the nine months ended December 31, 2003 from $(99,000) for the nine months ended December 31, 2002. The increase in loss from operations was primarily due to the $(141,000)
write-off in advances to two Local Limited Partnerships for the nine months ended December 31, 2003. In addition legal and accounting increased by $(5,000) offset by an decrease of approximately $1,000 in other operating expenses along with a $2,000 increase in income.
                                       15

Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The net cash used during the nine months ended December 31, 2003 was $(168,000) compared to cash used for the nine months ended December 31, 2002 of $(69,000). The change of $(99,000) was due to a decrease of cash used in operating activities of $15,000 from $(65,000) used in the nine months ended December 31, 2002 compared to $(50,000) used in the nine months ended December 31, 2003. The decrease in cash used in operating activities is primarily due to the change of $17,000 in accrued fees and expenses due to General Partner and affiliates. Additionally, there was a change in cash used in investing activities of $(114,000) from $(4,000) used in the nine months ended December 31, 2002 compared to $(118,000)used in the nine months ended December 31, 2003. The change in investing activities was due to an increase in distributions received from limited partners of $17,000 along with the $(141,000) advances to two Local Limited Partnships for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Additionally, there was an increase of $(6,000) used to pay down the note payables to limited partnerships along with an increase of approximately $16,000 in due from affiliate for the nine months ended December 31, 2003.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.



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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date:  February 17, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2004