Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2004

For the fiscal year ended March, 31, 2005

For the fiscal year ended March, 31, 2006

For the fiscal year ended March, 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21897

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

(Exact name of registrant as specified in its charter)

California	33-0707612
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle,
Irvine, CA	92614-6404
(Address of principal executive offices)	(zip code)

(714) 662-5565

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995, and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 11, 1997 a total of 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of dealer discounts of $5,620 and volume discounts of $79,550, had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated May 5, 1996 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in fourteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007, 2006, 2005 and 2004. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.

The following table reflects the end of the ten-year credit period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period

Ashford Place Limited Partnership	2008	2012
Belen Vista Associates Limited Partnership	2007	2012
Blessed Rock of El Monte, a CA Limited Partnership	2007	2012
Bolivar Plaza Apartments, LP	2010	2014
Cleveland Apartments, L.P.	2010	2014
Crescent City Apartments, a California Limited Partnership	2010	2011
D. Hilltop Apartments, Ltd.	2007	2012
Greyhound Associates I, L.P.	2008	2012
Lamar Plaza Apartments, LP	2008	2012
Mesa Verde Apartments, Limited Partnership	2008	2012
Mountain Vista Associates Limited Partnership	2007	2011
The North Central Limited Partnership	2009	2014
Woodland, Ltd.	2008	2012
Wynwood Place, Limited Partnership	2009	2013

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Subsequent to March 31, 2007 and through the date of this filing, the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte, A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to March 31, 2007.

The following table reflects the dispositions that occurred subsequent to March 31, 2007:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale

Mesa Verde Apartments, L.P.(*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership(*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
Lamar Plaza Apartments, LP(*)	651,285	330,000	12/31/2010	20,000	-	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships that were disposed of subsequent to March 31, 2007:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
The North Central Limited Partnership	225,967	36,000	88,719	101,248
Blessed Rock of El Monte, a CA Limited Partnership	2,355,384	25,852	966,695	1,362,837
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to March 31, 2007, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale

Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000

Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership has expired as the date of the sales so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Item 1A. Risk Factors

Set forth below are the risks the Partnership believes are the most significant material risks to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a)     Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or

●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear. Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and

●	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b)     Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt. A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2007, 2006, 2005, 2004, 2003, and 2002, the Partnership had reduced the carrying amount to $0 with respect to three, two, two, one, one, and one of its investments, respectively.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,

●	the availability and cost of mortgage financing,

●	monetary inflation,

●	tax, environmental, land use and zoning policies,

●	the supply of and demand for similar properties,

●	neighborhood conditions,

●	the availability and cost of utilities and water.

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, impairment loss related to investments in Local Limited Partnerships was $1,186,381, $1,459,091 $547,547, $237,163, $0 and $0, respectively.

(c)     Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,

●	which are peculiar to individual Limited Partners, or

●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and

●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,

●	among the Limited Partners, or

●	between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or

●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,

●	are excessive and may not be capitalized or deducted in full,

●	should be capitalized and not deducted, or

●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,

●	the adjusted basis of a Housing Complex used to compute depreciation,

●	the correct deduction of fees,

●	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)     Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been significant. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners’ ability to monitor Partnership operations. The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment. There is no public market for the purchase and sale of Partnership Units and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,

●	amend the Partnership Agreement,

●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate are a of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 had a net increase (decrease) of $100,000, $(17,000), $0, $0, and $0. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. For the years ended March 31, 2007 and 2006, the Partnership made payments toward asset management fees in excess of what was accrued in the amount of $7,281 and $17,469, which was included in prepaid expenses on the balance sheets. The future annual asset management fees will equal approximately $51,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the 14 Housing Complexes as of the dates or for the periods indicated:

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,120,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,500,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,494,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	470,000

Cleveland Apartments L.P. (3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	476,000	48	737,000	1,551,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd.(2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	442,000

Greyhound Associates I, L.P. (2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	524,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	712,000

Mesa Verde Apartments Limited Partnership (2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	1,986,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,408,000

North Central Limited Partnership (2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	388,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,275,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	515,000

			$16,416,000	$16,377,000	785	$31,666,000	$18,345,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 88% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2007.

(3) Subsequent to March 31, 2007 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$442,000	$(93,000)	98.99%

Belen Vista Associates, Limited Partnership	391,000	(30,000)	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	872,000	28,000	49.50%

Bolivar Plaza Apartments	114,000	(17,000)	98.98%

Cleveland Apartments L.P. (2)	296,000	1,000	99.98%

Crescent City Apartments, a California Limited Partnership (1)	212,000	(151,000)	99.00%

D. Hilltop Apartments Ltd.(1)	104,000	11,000	99.00%

Greyhound Associates I, L.P.(1)	85,000	(27,000)	99.00%

Lamar Plaza Apts., L.P. (1)	40,000	(42,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	516,000	(297,000)	99.00%

Mountain Vista Associates Limited Partnership	259,000	(33,000)	98.99%

North Central Limited Partnership (1)	124,000	(58,000)	99.89%

Woodland, Ltd.(1)	120,000	(58,000)	99.98%

Wynwood Place, Limited Partnership	135,000	(40,000)	99.98%
	$3,710,000	$(806,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2007.

(2) Subsequent to March 31, 2007 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,157,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,506,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,541,000

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	488,000

Cleveland Apartments L.P. (3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	476,000	48	737,000	1,561,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd. (2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	446,000

Greyhound Associates I, L.P. (2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	537,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	731,000

Mesa Verde Apartments Limited Partnership (2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	2,006,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,413,000

North Central Limited Partnership (2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	404,000

Woodland, Ltd. (2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,278,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	527,000

			$16,416,000	$16,377,000	785	$31,666,000	$18,555,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 80% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2006.

(3) Subsequent to March 31, 2006 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$439,000	$(146,000)	98.99%

Belen Vista Associates, Limited Partnership	379,000	(24,000)	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	861,000	10,000	49.50%

Bolivar Plaza Apartments	112,000	(27,000)	98.98%

Cleveland Apartments L.P. (2)	232,000	(49,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	203,000	(170,000)	99.00%

D. Hilltop Apartments Ltd. (1)	126,000	6,000	99.00%

Greyhound Associates I, L.P. (1)	91,000	(13,000)	99.00%

Lamar Plaza Apts., L.P. (1)	87,000	(5,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	546,000	(437,000)	99.00%

Mountain Vista Associates Limited Partnership	267,000	(22,000)	98.99%

North Central Limited Partnership (1)	133,000	(45,000)	99.89%

Woodland, Ltd.(1)	112,000	(65,000)	99.98%

Wynwood Place, Limited Partnership	85,000	(119,000)	99.98%
	$3,673,000	$(1,106,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2006.

(2) Subsequent to March 31, 2006 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2005		As of December 31, 2004
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership(3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,191,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,513,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,584,000

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	505,000

Cleveland Apartments L.P. (3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	440,000	48	737,000	1,570,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd.(2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	450,000

Greyhound Associates I, L.P. (2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	552,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	751,000

Mesa Verde Apartments Limited Partnership(2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	2,129,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2005		As of December 31, 2004
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,419,000

North Central Limited Partnership(2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	418,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,281,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	539,000

			$16,416,000	$16,341,000	785	$31,666,000	$18,862,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 72% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2005.

(3) Subsequent to March 31, 2005 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2004
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$428,000	$(254,000)	98.99%

Belen Vista Associates, Limited Partnership	380,000	(27,000)	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	847,000	78,000	49.50%

Bolivar Plaza Apartments	113,000	(22,000)	98.98%

Cleveland Apartments L.P. (2)	243,000	(19,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	198,000	(148,000)	99.00%

D. Hilltop Apartments Ltd.(1)	116,000	(2,000)	99.00%

Greyhound Associates I, L.P. (1)	82,000	(10,000)	99.00%

Lamar Plaza Apts., L.P. (1)	92,000	(5,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	511,000	(193,000)	99.00%

Mountain Vista Associates Limited Partnership	263,000	(33,000)	98.99%

North Central Limited Partnership (1)	126,000	(37,000)	99.89%

Woodland, Ltd. (1)	120,000	(60,000)	99.98%

Wynwood Place, Limited Partnership	88,000	(74,000)	99.98%

	$3,607,000	$(806,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2005.

(2) Subsequent to March 31, 2005 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2004		As of December 31, 2003
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership(3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,223,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,518,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,624,000

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	522,000

Cleveland Apartments L.P. (3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	440,000	48	737,000	1,579,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd. (2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	456,000

Greyhound Associates I, L.P. (2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	565,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	761,000

Mesa Verde Apartments Limited Partnership(2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	2,132,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2004		As of December 31, 2003
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,424,000

North Central Limited Partnership(2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	431,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,323,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing.	534,000	469,000	24	780,000	549,000

			$16,416,000	$16,276,000	785	$31,666,000	$19,067,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 63% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)	The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2004.

(3)	Subsequent to March 31, 2004 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2003
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$413,000	$(266,000)	98.99%

Belen Vista Associates, Limited Partnership	364,000	(8,000)	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	843,000	56,000	49.50%

Bolivar Plaza Apartments	111,000	(20,000)	98.98%

Cleveland Apartments L.P. (2)	201,000	(41,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	194,000	(140,000)	99.00%

D. Hilltop Apartments Ltd.(1)	123,000	(11,000)	99.00%

Greyhound Associates I, L.P. (1)	71,000	(18,000)	99.00%

Lamar Plaza Apts., L.P. (1)	92,000	(8,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	463,000	(247,000)	99.00%

Mountain Vista Associates Limited Partnership	248,000	(32,000)	98.99%

North Central Limited Partnership (1)	77,000	(98,000)	99.89%

Woodland, Ltd.(1)	102,000	(94,000)	99.98%

Wynwood Place, Limited Partnership	86,000	(63,000)	99.98%

	$3,388,000	$(990,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2004.

(2) Subsequent to March 31, 2004 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P., Series 4
March 31, 2007, 2006, 2005 and 2004

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2006	2005	2004	2003	2002	2001	2000	1999

Ashford Place, a Limited Partnership	Shawnee, Oklahoma	WNC Oklahoma, LLC	93%	83%	92%	83%	76%	95%	92%	88%

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	100%	96%	100%	96%	98%	100%	100%	100%

Blessed Rock of El Monte, a CA Limited Partnership	El Monte, California	Everland, Inc.	100%	100%	100%	100%	100%	100%	99%	99%

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	97%	100%	100%	100%	97%	94%	88%	(1)

Cleveland Apartments L.P.	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	96%	79%	96%	85%	75%	73%	81%	56%

Crescent City Apartments, a California Limited Partnership	Crescent City, California	Crescent City Surf, Inc.	100%	100%	98%	98%	96%	100%	91%	91%

D. Hilltop Apartments Ltd.	Prairie View, Texas	Donald W. Sowell	92%	100%	100%	88%	100%	100%	96%	88%

Greyhound Associates I, L.P.	Windsor, Missouri	WCM Community Development Corp.	88%	88%	92%	88%	83%	88%	88%	96%

Lamar Plaza Apts., L.P.	Lamar, Missouri	MBL Development Co.	36%	61%	89%	89%	93%	82%	79%	86%

WNC Housing Tax Credit Fund V, L.P., Series 4

March 31, 2007, 2006, 2005 and 2004

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2006	2005	2004	2003	2002	2001	2000	1999

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	Shelter Resource Corporation	69%	84%	82%	68%	86%	91%	90%	92%

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	92%	96%	94%	98%	96%	96%	96%	96%

North Central Limited Partnership	New York, New York	City and Suburban Development Corp.	94%	100%	94%	94%	94%	94%	94%	89%

Woodland, Ltd.	Marion, Alabama	ACHR Corp.	98%	93%	100%	88%	95%	100%	98%	93%

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	88%	83%	58%	67%	75%	71%	71%	100%
			89%	90%	93%	88%	90%	92%	90%	90%

(1) Housing Complex was under construction and the cost certification was not yet completed as of the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2007, 2006, 2005 and 2004, there were 1,313, 1,305, 1,303 and 1,292 Limited Partners, respectively, and 58, 57, 54 and 41 assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2007	2006	2005	2004	2003	2002	2001	2000

ASSETS
Cash	$235,855	$361,469	$517,435	$837,387	$1,006,242	$1,221,951	$1,316,217	$1,725,133
Investments in Local Limited Partnerships, net	4,942,198	7,011,330	9,372,757	10,923,902	12,237,450	13,261,486	14,075,565	15,243,007
Loans receivable	-	-	-	-	-	-	-	12,080
Due from affiliates	574	8,586	574	574	574	10,306	10,306	574
Prepaid expenses	7,281	17,469	-	-	-	-	-	-

Total Assets	$5,185,908	$7,398,854	$9,890,766	$11,761,863	$13,244,266	$14,493,743	$15,402,088	$16,980,794

LIABILITIES
Payables to Local Limited Partnerships	$39,310	$39,310	$74,625	$139,906	$154,741	$164,475	$257,889	$672,640
Accrued fees and expenses due to General Partner and affiliates	31,614	25,929	43,619	40,454	18,451	18,143	1,664	1,936

Total Liabilities	70,924	65,239	118,244	180,360	173,192	182,618	259,553	674,576

PARTNERS’ EQUITY	5,114,984	7,333,615	9,772,522	11,581,503	13,071,074	14,311,125	15,142,535	16,306,218

Total Liabilities and Partners’ Equity	$5,185,908	$7,398,854	$9,890,766	$11,761,863	$13,244,266	$14,493,743	$15,402,088	$16,980,794

Selected results of operations for the Partnership are as follows:

	For the Years Ended March 31,
	2007	2006	2005	2004	2003	2002	2001	2000

Loss from operations (Note 1)	$(1,411,533)	$(1,610,187)	$(873,052)	$(485,727)	$(300,226)	$(133,335)	$(139,190)	$(163,273)
Equity in losses from Local Limited Partnerships	(808,469)	(830,792)	(939,791)	(1,011,324)	(957,485)	(745,147)	(1,103,435)	(1,146,270)
Interest income	1,371	2,072	3,862	7,480	17,660	47,072	78,942	108,385
Net loss	$(2,218,631)	$(2,438,907)	$(1,808,981)	$(1,489,571)	$(1,240,051)	$(831,410)	$(1,163,683)	$(1,201,158)

Net loss allocated to:
General Partner	$(22,186)	$(24,389)	$(18,090)	$(14,896)	$(12,401)	$(8,314)	$(11,637)	$(12,012)

Limited Partners	$(2,196,445)	$(2,414,518)	$(1,790,891)	$(1,474,675)	$(1,227,650)	$(823,096)	$(1,152,046)	$(1,189,146)

Net loss per Partnership Unit	$(99.88)	$(109.80)	$(81.44)	$(67.06)	$(55.80)	$(37.41)	$(52.37)	$(54.05)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990	22,000	22,000	22,000	22,000

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a charge for impairment losses on investments in Local Limited Partnerships of $1,186,381, $1,459,091, $547,547, $237,163, $0, $0, $0 and $0, respectively. (See Note 2 to the financial statements.)

Selected results of cash flows for the Partnership are as follows:

	For the Years Ended March 31,

	2007	2006	2005	2004	2003	2002	2001	2000

Net cash provided by (used in):

Operating activities	$(154,509)	$(129,825)	$(260,958)	$(159,806)	$(212,962)	$(10,220)	$1,392	$(121,756)
Investing activities	28,895	(26,141)	(58,994)	(9,049)	(2,747)	(84,046)	(410,308)	(1,614,046)

Net change in cash	(125,614)	(155,966)	(319,952)	(168,855)	(215,709)	(94,266)	(408,916)	(1,735,802)

Cash, beginning of year	361,469	517,435	837,387	1,006,242	1,221,951	1,316,217	1,725,133	3,460,935

Cash, end of year	$235,855	$361,469	$517,435	$837,387	$1,006,242	$1,221,951	$1,316,217	$1,725,133

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2006	2005	2004	2003	2002	2001	2000	1999

Federal	$118	$121	$120	$121	$120	$121	$114	$104
State	-	-	-	-	-	-	-	-

Total	$118	$121	$120	$121	$120	$121	$114	$104

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years. (See Notes 2 and 3 to the financial statements.)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which a Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary. The Partnership’s balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership’s exposure to loss on the Local Limited Partnerships I mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance is not expected to have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance is not expected to have an effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it is not expected to have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and is not expected to have an impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification is not expected have a material impact on the Partnership’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Financial Condition

As of March 31, 2007

The Partnership’s assets at March 31, 2007 consisted of $236,000 in cash, prepaid expenses of $7,000, due from affiliates of $1,000 and aggregate investments in 14 Local Limited Partnerships of $4,942,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2007 consisted of $32,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $39,000 in payables to Local Limited Partnerships.

As of March 31, 2006

The Partnership’s assets at March 31, 2006 consisted of $361,000 in cash, prepaid expenses of $17,000, due from affiliates of $9,000 and aggregate investments in 14 Local Limited Partnerships of $7,011,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2006 consisted of $26,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $39,000 in payables to Local Limited Partnerships.

As of March 31, 2005

The Partnership’s assets at March 31, 2005 consisted of $517,000 in cash, due from affiliates of $1,000 and aggregate investments in 14 Local Limited Partnerships of $9,373,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2005 consisted of $44,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $75,000 in payables to Local Limited Partnerships.

As of March 31, 2004

The Partnership’s assets at March 31, 2004 consisted of $837,000 in cash, due from affiliates of $1,000 and aggregate investments in 14 Local Limited Partnerships of $10,924,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2004 consisted of $40,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See “Future Contractual Cash Obligations” below) and $140,000 in payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The Partnership’s net loss for the year ended March 31, 2007 was $(2,219,000), reflecting a decrease of $220,000 from the net loss experienced for the year ended March 31, 2006 of $(2,439,000). That decrease in net loss was largely due to a decrease of $273,000 in impairment loss for the year ended March 31, 2007 compared to March 31, 2006. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. That decrease was offset partially by an $(80,000) increase in write off of advances to Local Limited Partnerships. During the year ended March 31, 2007 there were advances of $(110,000) made to several Local Limited Partnerships which were reserved for in full as of March 31, 2007 compared to $(30,000) advanced and reserved for during the year ended March 31, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees increased by $(2,000) for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to the timing of the accounting work performed. The amortization expense decreased by $1,000 during the year ended March 31, 2007 due to the fact that when a Local Limited Partnership’s investment balance reaches zero the acquisition costs and fees associated with that investment are expensed, resulting in a decreased future amortization expense. Reporting fees increased by $13,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $22,000 decrease of equity in losses of Local Limited Partnerships for the year ended March 31, 2007. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 The Partnership’s net loss for the year ended March 31, 2006 was $(2,439,000), reflecting an increase of $(630,000) from the net loss experienced for the year ended March 31, 2005 of $(1,809,000). There was a $(912,000) increase in impairment loss for the year ended March 31, 2006. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was also a decrease of $163,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2006 compared to the year ended March 31, 2005. Advances of $(30,000) were made and reserved for during the year ended March 31, 2006 compared to $(193,000) advanced and reserved for during the year ended March 31, 2005. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Amortization decreased by $3,000 for the year ended March 31, 2006 due to the fact that when a Local Limited Partnership’s investment balance reaches zero the acquisition costs and fees associated with that investment are expensed, resulting in a decreased future amortization expense. The accounting and legal fees decreased by $2,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005 due to the timing of the accounting work performed. Reporting fees increased by $1,000 for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The equity in losses also decreased by $109,000 for the year ended March 31, 2006 compared to March 31, 2005 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership’s net loss for the year ended March 31, 2005 was $(1,809,000), reflecting an increase of $(319,000) from the net loss experienced for the year ended March 31, 2004 of $(1,490,000). There was a $(310,000) increase in impairment loss for the year ended March 31, 2005. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, during the year ended March 31, 2005 there were advances of $(193,000) that were made and fully reserved for in the same year compared to advances of $(141,000) made and reserved for during the year ended March 31, 2004. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(39,000) for the year ended March 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. The amortization decreased by $2,000 for the year ended March 31, 2005 due to the fact that when a Local Limited Partnership’s investment balance reaches zero the acquisition costs and fees associated with that investment are expensed, resulting in a decreased future amortization expense. The accounting and legal fees decreased by $13,000 for the year ended March 31, 2005 compared to the year ended March 31, 2004 due to the timing of the accounting work performed. The equity in losses also decreased by $72,000 for the year ended March 31, 2005 compared to March 31, 2004 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. Lastly interest income decreased by $(4,000) for the year ended March 31, 2005 due to a decrease in the cash balance maintained by the Partnership along with decreasing interest rates.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The Partnership’s net loss for the year ended March 31, 2004 was $(1,490,000), reflecting an increase of $(250,000) from the net loss of $(1,240,000) experienced for the year ended March 31, 2003. The change in net loss is partially due to equity in losses of Local Limited Partnerships increasing by $(54,000) for the year ended March 31, 2004 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. There was an increase of $(237,000) in impairment loss for the year ended March 31, 2004. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was a decrease in write off of advances to Local Limited Partnerships for the year ended March 31, 2004. During the year ended March 31, 2004 advances of $(141,000) were made to Local Limited Partnerships and reserved for in full compared to advances of $(168,000) made and reserved for during the year ended March 31, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $(2,000) increase in accounting and legal fees for the year ended March 31, 2004 due to the timing of accounting work performed. Reporting fees also increased by $28,000 for the year ended March 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, interest income decreased by $(10,000) due to a decrease in the cash balance maintained by the Partnership along with decreasing interest rates.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The Partnership’s net loss for the year ended March 31, 2003 was $(1,240,000), reflecting an increase of $(409,000) from the net loss of $(831,000) experienced for the year ended March 31, 2002. The change in net loss is partially due to equity in losses of Local Limited Partnerships increasing by $(212,000) for the year ended March 31, 2003 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. During the year ended March 31, 2003 advances of $(168,000) were made to Local Limited Partnerships and reserved for in full compared to advances no such advances being made and reserved for during the year ended March 31, 2002. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $2,000 decrease in accounting and legal fees for the year ended March 31, 2003 due to the timing of accounting work performed. Reporting fees decreased by $(2,000) for the year ended March 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, interest income decreased by $(29,000) due to a decrease in the cash balance maintained by the Partnership along with decreasing interest rates.

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net decrease in cash during the year ended March 31, 2007 was $(126,000) compared to a net decrease in cash for the year ended March 31, 2006 of $(156,000). During the year ended March 31, 2007, the Partnership paid accrued asset management fees of $50,000 compared to $95,000 paid during the year ended March 31, 2006. During the year ended March 31, 2007 the Partnership reimbursed the General Partner or an affiliate $12,000 for operating expenses paid on its behalf compared to $14,000 reimbursed during the year ended March 31, 2006. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $13,000 more in reporting fees and $4,000 more in distributions for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the year ended March 31, 2007 the Partnership made no payments of capital contributions to a Local Limited Partnership compared to $35,000 paid during the year ended March 31, 2006. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The Partnership advanced $110,000 to troubled Local Limited Partnerships during the year ended March 31, 2007 compared to $38,000 advanced during the year ended March 31, 2006 as discussed above. During the year ended March 31, 2007, repayments of advances to Local Limited Partnerships totaling $8,000 were received compared to no such receipts during the year ended March 31, 2006.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 The net decrease in cash during the year ended March 31, 2006 was $(156,000) compared to a net decrease in cash for the year ended March 31, 2005 of $(320,000). During the year ended March 31, 2006 the Partnership advanced $(38,000) to the Local Limited Partnerships compared to $(193,000) advanced during the year ended March 31, 2005 as discussed above. The Partnership paid accrued asset management fees of $94,000 during the year ended March 31, 2006 compared to $61,000 paid during the year ended March 31, 2006. During the year ended March 31, 2006 the Partnership reimbursed the General Partner or an affiliate $14,000 for operating expenses paid on its behalf compared to $19,000 reimbursed during the year ended March 31, 2005. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2006 the Partnership made $35,000 in capital contributions to a Local Limited Partnership compared to $65,000 paid to Local Limited Partnerships during the year ended March 31, 2005. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The Partnership received $11,000 more in distributions from Local Limited Partnerships for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The net decrease in cash during the year ended March 31, 2005 was $(320,000) compared to a net decrease in cash for the year ended March 31, 2004 of $(169,000). During the year ended March 31, 2005 the Partnership advanced $(193,000) to the Local Limited Partnerships while the Partnership advanced $(141,000) during the year ended March 31, 2004 as discussed above. During the year ended March 31, 2005 the Partnership paid $(65,000) of capital contributions to a Local Limited Partnership compared to $(15,000) in capital contributions paid to Local Limited Partnerships during the year ended March 31, 2004. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The Partnership received $(39,000) less in reporting fees from Local Limited Partnerships for the year ended March 31, 2005 as discussed above. During the year ended March 31, 2005 the Partnership reimbursed the General Partner or an affiliate $19,000 for operating expenses paid on its behalf compared to $29,000 reimbursed during the year ended March 31, 2004. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 The net decrease in cash during the year ended March 31, 2004 was $(169,000) compared to a net decrease in cash for the year ended March 31, 2003 of $(216,000). During the year ended March 31, 2004 the Partnership advanced $(141,000) to troubled Local Limited Partnerships while $(168,000) was advanced during the year ended March 31, 2003 as discussed above. During the year ended March 31, 2004 the Partnership collected reporting fees of $45,000 from Local Limited Partnerships compared to $18,000 collected during the year ended March 31, 2003 as discussed above. For the year ended March 31, 2004 the Partnership paid the General Partner and affiliates approximately $(29,000) for reimbursement for expenses paid on behalf of the Partnership compared to $(28,000) paid during the year ended March 31, 2003. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The net decrease in cash during the year ended March 31, 2003 was $(216,000) compared to a net decrease in cash for the year ended March 31, 2002 of $(94,000). During the year ended March 31, 2003 the Partnership advanced $(168,000) to troubled Local Limited Partnerships while no cash was advanced during the year ended March 31, 2002. During the year ended March 31, 2003 the Partnership paid $(10,000) of capital contributions to a Local Limited Partnership compared to $(93,000) in capital contributions paid to Local Limited Partnerships during the year ended March 31, 2003. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. During the year ended March 31, 2003 the Partnership collected reporting fees of $18,000 from Local Limited Partnerships compared to $20,000 collected during the year ended March 31, 2002 as discussed above. For the year ended March 31, 2003 the Partnership paid the General Partner and affiliates approximately $(28,000) for reimbursement for expenses paid on behalf of the Partnership compared to $(33,000) paid during the year ended March 31, 2002. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership.

Other Matters

During the year ended March 31, 2006, Associates was advised that Lamar Plaza Apartments, (“Lamar Plaza”) a Local Limited Partnership, was experiencing a significant drop in occupancy and thereby cash flow due to three major employers discontinuing operations in the area. As a result of the foregoing, the Local Limited Partnership was added to the watch list and classified as a secondary concern level property. In December of 2006, Lamar Plaza’s occupancy dropped to its lowest level to date, 36% occupancy. The Local General Partner continued to meet Lamar Plaza’s cash flow deficit requirements and changed management agents in April 2007. Subsequent to this management change, occupancy had steadily rebounded through aggressive marketing techniques to reach 97% as of March 31, 2008 with corresponding cash deficits on the decline. Occupancy had continued to hold steady at 96% with slight cash flow deficits that were funded from reserves up until its sale on December 31, 2010.

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy to be 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership. The investment balance for Lamar Plaza as of March 31, 2007, 2006, 2005, 2004, and 2003 was $179,043, $301,977, $424,911, $547,845, and $631,872. The Compliance Period for Lamar Plaza ends on December 31, 2012.

Another Local Limited Partnership, Wynwood Place, L.P. (“Wynwood Place”), in which the Partnership owns a 99.98% interest, struggled with occupancy and cash flow beginning in early 2002. The original Local General Partner funded operating deficits through May 2006 totaling $42,198, at which time they sought and brought forth an acceptable replacement Local General Partner, Greystone Affordable Housing, GP, LLC (“Greystone”). Associates approved this substitute Local General Partner as well as a related management agent of Greystone to manage the property. Through the year ended March 31, 2008, Greystone had advanced $155,266 to meet operating deficits and fund necessary renovation work at Wynwood Place. Occupancy and overall performance of the property has continued to improve with Greystone as both general partner and management agent. The property continued to not be able to generate enough cash flows to meet its financial obligations. A large storm in 2011 resulted in damage to the property that exceeded budgeted repairs and maintenance expenditures by $28,000. Wynwood Place will remain on the watch list until such time acceptable performance has been achieved and cash flows have improved.

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of March 31, 2007, 2006, 2005, 2004, and 2003 was $76,925, $121,639, $220,703, $305,575, and $374,534, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

In the first quarter of 2013, Wynwood Place continues to recover from the excessive vacancy loss which began the previous quarter. The management company has cleared out the non-paying and problem residents and returned the occupancy to 96%. Ten new residents, which equates to 42%, moved in during the quarter. As the replacement reserve account is depleted, all expenditures must be funded from the operating account, which had a balance of $5,273 at the end of the reporting period. Although the operating deficit guarantee period has expired, the Local General Partner remains available to fund cash deficits as needed.

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford as of March 31, 2007, 2006, 2005, 2004, and 2003 was $456,516, $561,042, $692,556, $916,961, and $1,186,919. The Compliance Period for Ashford ends on December 31, 2012.

The Partnership was advised during the year ending March 31, 2003 that the Local Limited Partnership, Mesa Verde Apartments Limited Partnership (“Mesa Verde”) and its original Local General Partner, were not meeting their various guarantee requirements and partnership operational deficit needs. As a result, the Local General Partner was removed, and Associates brought in a substitute Local General Partner, Medlock Charitable Foundation, Inc. (“Medlock”) as managing general partner as well as Shelter Resource Corporation (“Shelter”) as general partner in November 2003. Medlock was unable to perform the general partner duties; therefore, Shelter became the new managing general partner in September 2004, and remains the Local General Partner as of the date of this report.

Since the Local Limited Partnership’s inception, there have been four managing agents providing property management services for Mesa Verde. Mesa Verde is currently being managed by Vantage Property Management and has been since November 2006.

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of March 31, 2007, 2006, 2005, 2004, and 2003 was $912,470, $1,553,214, $2,136,950, $2,388,203, and $2,670,155. The Compliance Period for Mesa Verde ends on December 31, 2012.

In July 2005, the primary mortgage was refinanced with US Bank at a lowered interest rate of 6.17% and a reduced principal balance of $1,750,000. With the new principal balance, the annual debt service was lowered by approximately $60,000. US Bank had declared that the first mortgage was in technical default due to the DCR not staying within mandatory levels. Through negotiations, Associates was able to reach an agreement with US Bank. Associates offered a plan that cured the DCR default which was accepted by US Bank and they in turn waived their prepayment/yield maintenance provision of the mortgage where $150,000 will be written off for this provision in accordance with the sale of the property.

The tax credit benefit stream ended in June 2008 for Mesa Verde. The General Partner elected to have Mesa Verde listed for sale at $2,300,000 with a national brokerage firm as of September 12, 2008. Mesa Verde appraised at $2,300,000 on June 26, 2008. The sale of the property closed on April 23, 2010 under the provision that the buyer would assume the HOME loan from NFMA and would hold the loan on their books until 2017. When the HOME loan compliance period ends in 2017, the loan will then be able to be written off and deemed paid in full. The HOME loan will carry an interest rate of 0% and require no monthly payments.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total

Asset management fees(1)	$99,395	$60,500	$60,500	$55,492	$50,785	$1,929,830	$2,256,502
Payable to Local Limited Partnerships	39,310	-	-	-	-	-	39,310
Total contractual cash obligations	$138,705	$60,500	$60,500	$55,492	$50,785	$1,929,830	$2,295,812

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The projected asset management fees do not include Blessed Rock of El Monte, a CA Limited Partnership, D. Hilltop Apartments, Ltd., Lamar Plaza Apartments, LP, Mesa Verde Apartments, Limited Partnership, The North Central Limited Partnership, and Woodland Ltd. in each year due to the subsequent dispositions discussed in the earlier exit strategy section. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables to Local Limited Partnerships, see Notes 2, 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (a California Limited Partnership) (the “Partnership”) as of March 31, 2003 and 2002, and the related statements of operations, partners’ equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership’s investment in limited partnerships audited by other auditors represented 79% and 80% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 97%, 98% and 100% of the Partnership’s equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

/s/ BDO Seidman, LLP

Costa Mesa, California
July 10, 2003

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (the Partnership) as of March 31, 2007, 2006, 2005 and 2004, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $912,470, $1,553,214, $2,136,950 and $0, respectively, of the total Partnership assets as of March 31, 2007, 2006, 2005 and 2004, and $322,216, $398,116, $251,254 and $0, respectively, of the total Partnership loss for the years then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 as of March 31, 2007, 2006, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2007, 2006, 2005 and 2004 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
November 4, 2013

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

MESA VERDE APARTMENTS, L.P.

Roswell, New Mexico

We have audited the accompanying balance sheet of MESA VERDE APARTMENTS, L.P., as of December 31, 2003 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MESA VERDE APARTMENTS, L.P. as of December 31, 2003 and the results of its operations, changes in partners’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

June 13, 2007

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002.     Telephone (504) 837-0770. Fax (504) 837-7102

Member of

IGAF Worldwide - Member Firms in Principal Cities. PCAOB - Public Company Accounting Oversight Board
AICPA Centers. Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center. Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

MESA VERDE APARTMENTS, L.P.

Roswell, New Mexico

We have audited the accompanying balance sheet of MESA VERDE APARTMENTS, L.P., as of December 31, 2004 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MESA VERDE APARTMENTS, L.P. as of December 31, 2004 and the results of its operations, changes in partners’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

August 29, 2006

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002.        Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide - Member Firms in Principal Cities. PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center. Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

MESA VERDE APARTMENTS, L.P.

Roswell, New Mexico

We have audited the accompanying balance sheets of MESA VERDE APARTMENTS, L.P., as of December 31, 2005 and 2004 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MESA VERDE APARTMENTS, L.P. as of December 31, 2005 and 2004 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

February 10, 2007

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002.      Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

MESA VERDE APARTMENTS, LP.

Roswell, New Mexico

We have audited the accompanying balance sheets of MESA VERDE APARTMENTS, L.P., as of December 31, 2006 and 2005 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of MESA VERDE APARTMENTS, L.P. as of December 31, 2006 and 2005 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

April 27, 2007

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002.     Telephone (504) 837-0770. Fax (504) 837-7102

Member of

IGAF Worldwide - Member Firms in Principal Cities. PCAOB - Public Company Accounting Oversight Board
AICPA Centers. Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center. Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2007	2006	2005	2004	2003
ASSETS
Cash	$235,855	$361,469	$517,435	$837,387	$1,006,242
Prepaid expenses	7,281	17,469	-	-	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,942,198	7,011,330	9,372,757	10,923,902	12,237,450
Due from affiliates	574	8,586	574	574	574

Total Assets	$5,185,908	$7,398,854	$9,890,766	$11,761,863	$13,244,266

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$39,310	$39,310	$74,625	$139,906	$154,741
Accrued fees and advances due to General Partner and affiliates (Note 3)	31,614	25,929	43,619	40,454	18,451

Total Liabilities	70,924	65,239	118,244	180,360	173,192

Partners’ Equity (Deficit)
General Partner	(167,911)	(145,725)	(121,336)	(103,246)	(88,350)
Limited Partners (25,000 Partnership Units authorized; 21,990, 21,990, 21,990, 21,990, and 22,000 Partnership Units issued and outstanding, respectively)	5,282,895	7,479,340	9,893,858	11,684,749	13,159,424

Total Partners’ Equity (Deficit)	5,114,984	7,333,615	9,772,522	11,581,503	13,071,074

Total Liabilities and Partners’ Equity (Deficit)	$5,185,908	$7,398,854	$9,890,766	$11,761,863	$13,244,266

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2007	2006	2005	2004	2003	2002

Reporting fees	$20,500	$7,350	$6,350	$45,423	$17,673	$20,255

Operating expenses and loss:
Amortization (Notes 2 and 3)	53,399	54,358	57,520	59,275	59,564	59,564
Asset management fees (Note 3)	60,500	60,500	60,500	60,500	60,500	60,500
Impairment loss (Note 2)	1,186,381	1,459,091	547,547	237,163	-	-
Accounting and legal fees	7,582	5,198	7,079	19,689	18,059	19,778
Write off of advances to Local Limited Partnerships (Note 5)	110,431	30,388	192,817	141,000	168,139	-
Other	13,740	8,002	13,939	13,523	11,637	13,748
Total operating expenses and loss	1,432,033	1,617,537	879,402	531,150	317,899	153,590

Loss from operations	(1,411,533)	(1,610,187)	(873,052)	(485,727)	(300,226)	(133,335)

Equity in losses of Local Limited Partnerships (Note 2)	(808,469)	(830,792)	(939,791)	(1,011,324)	(957,485)	(745,147)

Interest income	1,371	2,072	3,862	7,480	17,660	47,072

Net loss	$(2,218,631)	$(2,438,907)	$(1,808,981)	$(1,489,571)	$(1,240,051)	$(831,410)

Net loss allocated to:
General Partner	$(22,186)	$(24,389)	$(18,090)	$(14,896)	$(12,401)	$(8,314)
Limited Partners	$(2,196,445)	$(2,414,518)	$(1,790,891)	$(1,474,675)	$(1,227,650)	$(823,096)

Net loss per Partnership Unit	$(99.88)	$(109.80)	$(81.44)	$(67.06)	$(55.80)	$(37.41)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990	22,000	22,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2001	$(67,635)	$15,210,170	$15,142,535

Net loss	(8,314)	(823,096)	(831,410)

Partners’ equity (deficit) at March 31, 2002	(75,949)	14,387,074	14,311,125

Net loss	(12,401)	(1,227,650)	(1,240,051)

Partners’ equity (deficit) at March 31, 2003	(88,350)	13,159,424	13,071,074

Net loss	(14,896)	(1,474,675)	(1,489,571)

Partners’ equity (deficit) at March 31, 2004	(103,246)	11,684,749	11,581,503

Net loss	(18,090)	(1,790,891)	(1,808,981)

Partners’ equity (deficit) at March 31, 2005	(121,336)	9,893,858	9,772,522

Net loss	(24,389)	(2,414,518)	(2,438,907)

Partners’ equity (deficit) at March 31, 2006	(145,725)	7,479,340	7,333,615

Net loss	(22,186)	(2,196,445)	(2,218,631)

Partners’ equity (deficit) at March 31, 2007	$(167,911)	$5,282,895	$5,114,984

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(2,218,631)	$(2,438,907)	$(1,808,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	53,399	54,358	57,520
Impairment loss	1,186,381	1,459,091	547,547
Equity in losses of Local Limited Partnerships	808,469	830,792	939,791
(Increase) decrease in prepaid expenses	10,188	(17,469)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	5,685	(17,690)	3,165

Net cash used in operating activities	(154,509)	(129,825)	(260,958)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	(35,315)	(65,281)
Distributions from Local Limited Partnerships	20,883	17,186	6,287
Advances to Local Limited Partnerships	(110,431)	(38,400)	(192,817)
Repayment of advances to Local Limited Partnerships	8,012	-	-
Write off of advances to Local Limited Partnerships	110,431	30,388	192,817

Net cash provided by (used in) investing activities	28,895	(26,141)	(58,994)

Net decrease in cash	(125,614)	(155,966)	(319,952)

Cash, beginning of year	361,469	517,435	837,387

Cash, end of year	$235,855	$361,469	$517,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

(continued)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(1,489,571)	$(1,240,051)	$(831,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	59,275	59,564	59,564
Impairment loss	237,163	-	-
Equity in losses of Local Limited Partnerships	1,011,324	957,485	745,147
Decrease in due from affiliates	-	9,732	-
Increase in accrued fees and expenses due to General Partner and affiliates	22,003	308	16,479

Net cash used in operating activities	(159,806)	(212,962)	(10,220)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	(14,835)	(9,734)	(93,414)
Distributions from Local Limited Partnerships	5,786	6,987	9,368
Advances to Local Limited Partnerships	(141,000)	(168,139)	-
Write off of advances to Local Limited Partnerships	141,000	168,139	-

Net cash used in investing activities	(9,049)	(2,747)	(84,046)

Net decrease in cash	(168,855)	(215,709)	(94,266)

Cash, beginning of year	1,006,242	1,221,951	1,316,217

Cash, end of year	$837,387	$1,006,242	$1,221,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995, and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 11, 1997, at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates were one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Subsequent to March 31, 2007 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to March 31, 2007.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the dispositions that occurred subsequent to March 31, 2007:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$ -	$ -	$137,413
The North Central Limited Partnership(*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
Lamar Plaza Apartments, LP(*)	651,285	330,000	12/31/2010	20,000	-	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships that were disposed of subsequent to March 31, 2007:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
The North Central Limited Partnership	225,967	36,000	88,719	101,248
Blessed Rock of El Monte, a CA Limited Partnership	2,355,384	25,852	966,695	1,362,837
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2007, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership has expired as the date of the sales so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years. (See Notes 2 and 3)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. For all periods presented, as soon as the investment balance reached zero, the related costs of acquiring the investment were impaired.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, 2006, 2005, 2004 2003, and 2002, the Partnership had reduced the carrying amount to $0 with respect to three, two, two, one, one, and one, respectively, of its investment accounts in Local Limited Partnerships had reached zero.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which a Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary. The Partnership’s balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership’s exposure to loss on the Local Limited Partnerships I mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 was $53,399, $54,358, $57,520, $59,275, $59,564 and $59,564, respectively. Estimated amortization for each of the ensuing years through March 31, 2012 is $50,520 annually.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment loss related to investments in Local Limited Partnerships was $1,186,381, $1,459,091, $547,547, $237,163, $0 and $0, respectively.

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, $95,010, $0, $94,624, $25,476, $13,298 and $0, respectively, was written off and included in equity in losses of Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance is not expected to have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance is not expected to have an effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it is not expected to have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and is not expected to have an impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification is not expected have a material impact on the Partnership’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership owned Limited Partnership interest in 14 Local Limited Partnerships, each of which owns one Housing complex, consisting of an aggregate of 785 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, 2004 and 2003 are approximately $(2,010,000), $(776,000), $524,000, $1,253,000 and $1,564,000 respectively greater than (less than) the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements. The Partnership’s equity in losses of Local Limited Partnerships is also lower than the Partnership’s equity as shown in the Local Limited Partnership’s combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment loss related to investments in Local Limited Partnerships was $1,186,381, $1,459,091, $547,547, $237,163, $0 and $0, respectively.

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, $95,010, $0, $94,624, $25,476, $13,298 and $0, respectively, was written off and included in equity in losses of Local Limited Partnerships.

At March 31, 2007, 2006, 2005, 2004 and 2003 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 amounting to approximately $149,000 $199,000, $60,000, $32,000 and $13,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to approximately $453,000.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2007	2006	2005

Investments per balance sheet, beginning of year	$7,011,330	$9,372,757	$10,923,902
Impairment loss	(1,186,381)	(1,459,091)	(547,547)
Equity in losses of Local Limited Partnerships	(808,469)	(830,792)	(939,791)
Amortization of paid acquisition fees and costs	(53,399)	(54,358)	(57,520)
Distributions received from Local Limited Partnerships	(20,883)	(17,186)	(6,287)

Investment per balance sheet, end of year	$4,942,198	$7,011,330	$9,372,757

	For The Years Ended March 31,

	2004	2003	2002

Investments per balance sheet, beginning of year	$12,237,450	$13,261,486	$14,075,565
Impairment loss	(237,163)	-	-
Equity in losses of Local Limited Partnerships	(1,011,324)	(957,485)	(745,147)
Amortization of paid acquisition fees and costs	(59,275)	(59,564)	(59,564)
Distributions received from Local Limited Partnerships	(5,786)	(6,987)	(9,368)

Investment per balance sheet, end of year	$10,923,902	$12,237,450	$13,261,486

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,

	2007	2006	2005

Investments in Local Limited Partnerships, net	$3,962,923	$5,883,646	$8,190,715
Acquisition fees and costs, net of accumulated amortization of $818,633, $ 670,224 and $615,866	979,275	1,127,684	1,182,042
Investments per balance sheet, end of year	$4,942,198	$7,011,330	$9,372,757

	For the Years Ended March 31,

	2004	2003	2002

Investments in Local Limited Partnerships, net	$9,589,716	$10,818,513	$11,769,687
Acquisition fees and costs, net of accumulated amortization of $463,722, $378,971 and $306,109	1,334,186	1,418,937	1,491,799
Investments per balance sheet, end of year	$10,923,902	$12,237,450	$13,261,486

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2006	2005	2004	2003	2002
ASSETS
Buildings and improvements (net of accumulated depreciation for 2006, 2005, 2004, 2003 and 2002 of $10,675,000, $9,553,000, $8,395,000, $7,174,000, and $5,973,000, respectively)	$28,165,000	$29,186,000	$30,263,000	$31,208,000	$32,329,000
Land	2,465,000	2,465,000	2,465,000	2,465,000	2,465,000
Other assets	3,063,000	2,850,000	2,641,000	2,526,000	2,405,000
Total assets	$33,693,000	$34,501,000	$35,369,000	$36,199,000	$37,199,000

LIABILITIES
Mortgage and construction loans payable	$18,345,000	$18,555,000	$18,862,000	$19,067,000	$19,243,000
Due to affiliates	2,756,000	2,452,000	2,152,000	2,006,000	1,779,000
Other liabilities	1,306,000	1,297,000	1,188,000	1,103,000	1,174,000

Total liabilities	22,407,000	22,304,000	22,202,000	22,176,000	22,196,000

PARTNERS’ CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 4	6,952,000	7,787,000	8,849,000	9,671,000	10,673,000
Other partners	4,334,000	4,410,000	4,318,000	4,352,000	4,330,000
Total partners’ equity	11,286,000	12,197,000	13,167,000	14,023,000	15,003,000
Total liabilities and partners’ equity	$33,693,000	$34,501,000	$35,369,000	$36,199,000	$37,199,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005	2004	2003	2002	2001

Revenues	$3,928,000	$3,892,000	$3,768,000	$3,563,000	$3,498,000	$3,446,000

Expenses:
Operating expenses	2,688,000	2,753,000	2,416,000	2,340,000	2,268,000	2,128,000
Interest expense	909,000	1,045,000	903,000	975,000	912,000	941,000
Depreciation and amortization	1,137,000	1,200,000	1,255,000	1,238,000	1,279,000	1,252,000

Total expenses	4,734,000	4,998,000	4,574,000	4,553,000	4,459,000	4,321,000

Net loss	$(806,000)	$(1,106,000)	$(806,000)	$(990,000)	$(961,000)	$(875,000)

Net loss allocable to the Partnership,	$(813,000)	$(1,102,000)	$(868,000)	$(1,011,000)	$(930,000)	$(818,000)

Net loss recorded by the Partnership	$(713,000)	$(831,000)	$(845,000)	$(986,000)	$(957,000)	$(745,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes

During the year ended March 31, 2006, Associates was advised that Lamar Plaza Apartments, (“Lamar Plaza”) a Local Limited Partnership, was experiencing a significant drop in occupancy and thereby cash flow due to three major employers discontinuing operations in the area. As a result of the foregoing, the Local Limited Partnership was added to the watch list and classified as a secondary concern level property. In December of 2006, Lamar Plaza’s occupancy dropped to its lowest level to date, 36% occupancy. The Local General Partner continued to meet Lamar Plaza’s cash flow deficit requirements and changed management agents in April 2007. Subsequent to this management change, occupancy had steadily rebounded through aggressive marketing techniques to reach 97% as of March 31, 2008 with corresponding cash deficits on the decline. Occupancy had continued to hold steady at 96% with slight cash flow deficits that were funded from reserves up until its sale on December 31, 2010.

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy to be 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership. The investment balance for Lamar Plaza as of March 31, 2007, 2006, 2005, 2004, and 2003 was $179,043, $301,977, $424,911, $547,845, and $631,872. The Compliance Period for Lamar Plaza ends on December 31, 2012.

Another Local Limited Partnership, Wynwood Place, L.P. (“Wynwood Place”), in which the Partnership owns a 99.98% interest, struggled with occupancy and cash flow beginning in early 2002. The original Local General Partner funded operating deficits through May 2006 totaling $42,198, at which time they sought and brought forth an acceptable replacement Local General Partner, Greystone Affordable Housing, GP, LLC (“Greystone”). Associates approved this substitute Local General Partner as well as a related management agent of Greystone to manage the property. Through the year ended March 31, 2008, Greystone had advanced $155,266 to meet operating deficits and fund necessary renovation work at Wynwood Place. Occupancy and overall performance of the property has continued to improve with Greystone as both general partner and management agent. The property continued to not be able to generate enough cash flows to meet its financial obligations. A large storm in 2011 resulted in damage to the property that exceeded budgeted repairs and maintenance expenditures by $28,000. Wynwood Place will remain on the watch list until such time acceptable performance has been achieved and cash flows have improved.

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of March 31, 2007, 2006, 2005, 2004, and 2003 was $76,925, $121,639, $220,703, $305,575, and $374,534. The Compliance Period for Wynwood Place ends on December 31, 2013.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

In the first quarter of 2013, Wynwood Place continues to recover from the excessive vacancy loss which began the previous quarter. The management company has cleared out the non-paying and problem residents and returned the occupancy to 96%. Ten new residents, which equates to 42%, moved in during the quarter. As the replacement reserve account is depleted, all expenditures must be funded from the operating account, which had a balance of $5,273 at the end of the reporting period. Although the operating deficit guarantee period has expired, the Local General Partner remains available to fund cash deficits as needed.

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford as of March 31, 2007, 2006, 2005, 2004, and 2003 was $456,516, $561,042, $692,556, $916,961, and $1,186,919. The Compliance Period for Ashford ends on December 31, 2012.

The Partnership was advised during the year ending March 31, 2003 that the Local Limited Partnership, Mesa Verde Apartments Limited Partnership (“Mesa Verde”) and its original Local General Partner, were not meeting their various guarantee requirements and partnership operational deficit needs. As a result, the Local General Partner was removed, and Associates brought in a substitute Local General Partner, Medlock Charitable Foundation, Inc. (“Medlock”) as managing general partner as well as Shelter Resource Corporation (“Shelter”) as general partner in November 2003. Medlock was unable to perform the general partner duties; therefore, Shelter became the new managing general partner in September 2004, and remains the Local General Partner as of the date of this report.

Since the Local Limited Partnership’s inception, there have been four managing agents providing property management services for Mesa Verde. Mesa Verde is currently being managed by Vantage Property Management and has been since November 2006.

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The investment balance for Mesa Verde as of March 31, 2007, 2006, 2005, 2004, and 2003 was $912,470, $1,553,214, $2,136,950, $2,388,203, and $2,670,155. The Compliance Period for Mesa Verde ends on December 31, 2012.

In July 2005, the primary mortgage was refinanced with US Bank at a lowered interest rate of 6.17% and a reduced principal balance of $1,750,000. With the new principal balance, the annual debt service was lowered by approximately $60,000. US Bank had declared that the first mortgage was in technical default due to the DCR not staying within mandatory levels. Through negotiations, Associates was able to reach an agreement with US Bank. Associates offered a plan that cured the DCR default which was accepted by US Bank and they in turn waived their prepayment/yield maintenance provision of the mortgage where $150,000 will be written off for this provision in accordance with the sale of the property.

The tax credit benefit stream ended in June 2008 for Mesa Verde. The General Partner elected to have Mesa Verde listed for sale at $2,300,000 with a national brokerage firm as of September 12, 2008. Mesa Verde appraised at $2,300,000 on June 26, 2008. The sale of the property closed on April 23, 2010 under the provision that the buyer would assume the HOME loan from NFMA and would hold the loan on their books until 2017. When the HOME loan compliance period ends in 2017, the loan will then be able to be written off and deemed paid in full. The HOME loan will carry an interest rate of 0% and require no monthly payments.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented the Partnership incurred total acquisition fees of $1,630,375, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $651,100, $524,488, $471,132, $417,778 and $338,249 as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively and $73,965, $0, $0, $25,476, $13,298, and $0 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. At the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $167,533, $145,736, $144,734, $45,944 and $27,980 as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2007, $21,045, $0, $94, 624, $0, $13,298, and $0 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. Management fees of $60,500 was incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $50,312, $94,530, $60,500, $60,500, $60,500 and $45,375 were paid, respectively. During the years ended March 31, 2007 and 2006, the Partnership overpaid its management fees. The over payments are reflected as prepaid expenses on the accompanying balance sheets.

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $12,136, $14,329, $18,743, $29,464, $27,789 and $31,371, during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2007	2006	2005	2004	2003

Asset management fee payable	$-	$-	$16,561	$16,561	$16,561
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	9,517	3,832	4,961	2,687	1,890
Advances made to the Partnership from the General Partner or affiliates	22,097	22,097	22,097	21,206	-

Total	$31,614	$25,929	$43,619	$40,454	$18,451

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31

2007

Income	$2,000	$19,000	$-	$-

Operating expenses	(1,221,000)	(53,000)	(122,000)	(37,000)

Loss from operations	(1,219,000)	(34,000)	(122,000)	(37,000)

Equity in losses of Local Limited Partnerships	(166,000)	(166,000)	(166,000)	(310,000)

Interest income	1,000	-	-	-

Net loss	(1,384,000)	(200,000)	(288,000)	(347,000)

Net loss available to Limited Partners	(1,371,000)	(198,000)	(285,000)	(343,000)

Net loss per Partnership Unit	(62)	(9)	(13)	(16)

	June 30	September 30	December 31	March 31

2006

Income	$2,000	$3,000	$2,000	$-

Operating expenses	(1,505,000)	(34,000)	(46,000)	(32,000)

Loss from operations	(1,503,000)	(31,000)	(44,000)	(32,000)

Equity in losses of Local Limited Partnerships	(222,000)	(222,000)	(222,000)	(165,000)

Interest income	1,000	1,000	-	-

Net loss	(1,724,000)	(252,000)	(266,000)	(197,000)

Net loss available to Limited Partners	(1,707,000)	(250,000)	(263,000)	(195,000)

Net loss per Partnership Unit	(78)	(11)	(12)	(9)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED

	June 30	September 30	December 31	March 31

2005

Income	$2,000	$2,000	$1,000	$1,000

Operating expenses	(582,000)	(63,000)	(140,000)	(94,000)

Loss from operations	(580,000)	(61,000)	(139,000)	(93,000)

Equity in losses of Local Limited Partnerships	(205,000)	(205,000)	(205,000)	(325,000)

Interest income	1,000	1,000	1,000	1,000

Net loss	(784,000)	(265,000)	(343,000)	(417,000)

Net loss available to Limited Partners	(776,000)	(262,000)	(340,000)	(413,000)

Net loss per Partnership Unit	(35)	(12)	(16)	(18)

	June 30	September 30	December 31	March 31
2004

Income	$4,000	$4,000	$4,000	$33,000

Operating expenses	(37,000)	(47,000)	(176,000)	(271,000)

Loss from operations	(33,000)	(43,000)	(172,000)	(238,000)

Equity in losses of Local Limited Partnerships	(218,000)	(218,000)	(244,000)	(331,000)

Interest income	2,000	2,000	2,000	1,000

Net loss	(249,000)	(259,000)	(414,000)	(568,000)

Net loss available to Limited Partners	(246,000)	(257,000)	(410,000)	(562,000)

Net loss per Partnership Unit	(11)	(12)	(19)	(25)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) CONTINUED

	June 30	September 30	December 31	March 31

2003

Operating expenses	$(38,000)	$(41,000)	(34,000)	$(205,000)

Loss from operations	(38,000)	(41,000)	(34,000)	(205,000)

Equity in losses of Local Limited Partnerships	(205,000)	(205,000)	(205,000)	(342,000)

Interest income	6,000	5,000	4,000	20,000

Net loss	(237,000)	(241,000)	(235,000)	(527,000)

Net loss available to Limited Partners	(235,000)	(237,000)	(233,000)	(523,000)

Net loss per Partnership Unit	(11)	(11)	(11)	(23)

	June 30	September 30	December 31	March 31
2002

Operating expenses	$(35,000)	$(43,000)	(38,000)	$(37,000)

Loss from operations	(35,000)	(43,000)	(38,000)	(37,000)

Equity in income (losses) of Local Limited Partnerships	(278,000)	(278,000)	(278,000)	89,000

Interest income	14,000	18,000	9,000	26,000

Net income (loss)	(299,000)	(302,000)	(307,000)	77,000

Net income ( loss) available to Limited Partners	(296,000)	(299,000)	(304,000)	76,000

Net income (loss per Partnership Unit	(13)	(14)	(14)	4

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership in total had advanced $377,805, $267,375, $251,925, $ 60,000 and $0 to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership in total had advanced $260,031, $260,031, $250,031, $249,139 and $168,139 to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership in total had advanced $4,939, $4,939, $0, $0 and $0 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for some operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2006 the Partnership in total had advanced $8,012 to one Local Limited Partnership, Cleveland Apartments Limited Partnership, in which the Partnership is a Limited Partner. This advance was used to pay for some operational expenses. All advances were repaid in full as of March 31, 2007.

NOTE 6- PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2007, 2006, 2005, 2004, and 2003, $39,310, $39,310, $74,625, $139,906, and $154,741, respectively, remain payable to the Local Limited Partnerships.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to March 31, 2007.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 7 – SUBSEQUENT EVENTS, continued

The following table reflects the dispositions that occurred subsequent to March 31, 2007:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale

Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	$4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership(*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
Lamar Plaza Apartments, LP(*)	651,285	330,000	12/31/2010	20,000	-	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships that were disposed of subsequent to March 31, 2007:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
The North Central Limited Partnership	225,967	36,000	88,719	101,248
Blessed Rock of El Monte, a CA Limited Partnership	2,355,384	25,852	966,695	1,362,837
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002

NOTE 7 – SUBSEQUENT EVENTS, continued

Subsequent to March 31, 2007, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000

Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership has expired as the date of the sales so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of the end of each of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the years ended March 31, 2007, 2006, 2005 and 2004, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934. As of the years ended March 31, 2003 and 2002, the Principal Executive Officer and Principal Financial Officer believe that the disclosure controls and procedures were effective. There were no significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of evaluation.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely and complete filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely and complete manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Moreover, in the case of the Local Limited Partnership known as Mesa Verde Apartments, L.P., the audited financial statements delivered to the Partnership by the Local Limited Partnership as of December 31, 2003 did not include a statement of operations, a cash flow statement, or a statement of changes in partners’ equity, and the report thereon did not state that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Partnership’s interest in Mesa Verde Apartments was sold in 2010. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2007, 2006, 2005, and 2004. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2007, 2006, 2005, and 2004.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2007, 2006, 2005, and 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees as of the date of this filing are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714) 662-5565 extension 187.

Item 11. Executive Compensation

The General Partners and their Affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)	Compensation for Services

For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $60,500 were incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, of which $50,312, $94,530, $60,500, $60,500, $60,500 and $45,375 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively. During the years ended March 31, 2007 and 2006, the Partnership overpaid its management fees. The over payments are reflected as prepaid expenses on the accompanying balance sheets.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $9,517, $3,832, $4,961, $2,687, $1,890 and $1,582 for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $12,136, $14,329, $18,743, $29,464, $27,789 and $31,400, during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $26,143, $26,846, $26,713, $26,856 and $26,737 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002.

(d)	Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)	Security Ownership of Management

Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

(d)	Changes in Control

The management and control of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2007	2006	2005	2004	2003

Audit Fees	$-	$5,000	$6,300	$1,000	$17,755
Audit-related Fees	-	-	-	-	-
Tax Fees	2,625	-	-	-	-
TOTAL	$2,625	$5,000	$6,300	$1,000	$17,755

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2007, 2006, 2005, 2004 and 2003
Statements of Operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002
Statements of Cash Flows for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002
Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 99.1.

99.2	Agreement of Limited Partnership of Crescent City Apartments filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 99.2.

99.3	Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 99.1 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.3

99.4	Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apts., L. P. filed as exhibit 99.2 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.4.

99.5	Amended and Restated Agreement of Limited Partnership of Woodland , Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.5.

99.6	Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated March 6, 1997 is herein incorporated by reference as exhibit 99.6.

99.7	Amended and Restated Agreement of Limited Partnership of Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 27, 1997 is herein incorporated by reference as exhibit 99.7.

99.8	Amended and Restated Agreement of Limited Partnership of Mountain Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 27, 1997 is herein incorporated by reference as exhibit 99.8.

99.9	Amended and Restated Agreement of Limited Partnership of Belen Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 5, 1997 is here in incorporated by reference as exhibit 99.9.

99.10	Amended and Restated Agreement of Limited Partnership of Greyhound Associates I, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 20, 1997 is herein incorporated by reference as exhibit 99.10.

99.11	Financial Statements of Mesa Verde Apartments Limited Partnership, as of and for the years ended December 31, 2006, 2005, 2004 and 2003 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.12	Financial Statements of Blessed Rock of El Monte, as of and for the years ended December 31, 2006, 2005, and 2004 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2007, 2006, 2005, 2004 and 2003, (ii) the Statements of Operations for the years ended March 31, 2007, 2006, 2005, 2004 and 2003, (iii) the Statements of Partner’s Equity (Deficit) for the years ended March 31, 2007, 2006, 2005, 2004 and 2003, (iv) the Statements of Cash Flows for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 and (v) the Notes to Financial Statements

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2007

		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,120,000	$102,000	$4,964,000	$(1,728,000)	$3,338,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,500,000	156,000	1,926,000	(693,000)	1,389,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,494,000	1,271,000	8,085,000	(1,933,000)	7,423,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	470,000	119,000	2,026,000	(352,000)	1,793,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	476,000	1,551,000	15,000	1,629,000	(436,000)	1,208,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,002,000	(1,163,000)	1,989,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	442,000	8,000	608,000	(173,000)	443,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	524,000	38,000	1,330,000	(306,000)	1,062,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	712,000	65,000	1,637,000	(382,000)	1,320,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	1,986,000	160,000	6,189,000	(1,703,000)	4,646,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,408,000	280,000	1,420,000	(536,000)	1,164,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	388,000	30,000	2,359,000	(423,000)	1,966,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,275,000	28,000	2,525,000	(646,000)	1,907,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	515,000	43,000	1,140,000	(201,000)	982,000

		$16,416,000	$16,377,000	$18,345,000	$2,465,000	$38,840,000	$(10,675,000)	$30,630,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2007.

(2) Subsequent to March 31, 2007 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2007

	For the year ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net (Loss) Income	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$442,000	$(93,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	391,000	(30,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	872,000	28,000	1996	Completed	40

Bolivar Plaza Apartments	114,000	(17,000)	2000	Completed	30

Cleveland Apartments L.P. (2)	296,000	1,000	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	212,000	(151,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	104,000	11,000	1997	Completed	30

Greyhound Associates I, L.P. (1)	85,000	(27,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	40,000	(42,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	516,000	(297,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	259,000	(33,000)	1997	Completed	27.5

North Central Limited Partnership (1)	124,000	(58,000)	1998	Completed	40

Woodland, Ltd. (1)	120,000	(58,000)	1997	Completed	40

Wynwood Place, Limited Partnership	135,000	(40,000)	1998	Completed	50

	$3,710,000	$(806,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2007.

(2) Subsequent to March 31, 2007 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2006

		As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,157,000	$102,000	$4,963,000	$(1,602,000)	$3,463,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,506,000	156,000	1,921,000	(614,000)	1,463,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,541,000	1,271,000	8,047,000	(1,728,000)	7,590,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	488,000	119,000	2,022,000	(301,000)	1,840,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	476,000	1,561,000	15,000	1,629,000	(395,000)	1,249,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,002,000	(1,053,000)	2,099,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	446,000	8,000	599,000	(152,000)	455,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	537,000	38,000	1,328,000	(272,000)	1,094,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	731,000	65,000	1,632,000	(342,000)	1,355,000

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	3,941,000	3,941,000	2,006,000	160,000	6,189,000	(1,508,000)	4,841,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,413,000	280,000	1,420,000	(476,000)	1,224,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	404,000	30,000	2,359,000	(363,000)	2,026,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,278,000	28,000	2,525,000	(576,000)	1,977,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	527,000	43,000	1,103,000	(171,000)	975,000

		$16,416,000	$16,377,000	$18,555,000	$2,465,000	$38,739,000	$(9,553,000)	$31,651,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2006.

(2) Subsequent to March 31, 2006 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2006

	For the year ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net (Loss) Income	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$439,000	$(146,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	379,000	(24,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	861,000	10,000	1996	Completed	40

Bolivar Plaza Apartments	112,000	(27,000)	2000	Completed	30

Cleveland Apartments L.P. (2)	232,000	(49,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	203,000	(170,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	126,000	6,000	1997	Completed	30

Greyhound Associates I, L.P. (1)	91,000	(13,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	87,000	(5,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	546,000	(437,000)	1997	Completed	40
Mountain Vista Associates Limited Partnership	267,000	(22,000)	1997	Completed	27.5

North Central Limited Partnership (1)	133,000	(45,000)	1998	Completed	40

Woodland, Ltd. (1)	112,000	(65,000)	1997	Completed	40

Wynwood Place, Limited Partnership	85,000	(119,000)	1998	Completed	50

	$3,673,000	$(1,106,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2006.

(2) Subsequent to March 31, 2006 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2005

		As of March 31, 2005		As of December 31, 2004
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,191,000	$102,000	$4,963,000	$(1,437,000)	$3,628,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,513,000	156,000	1,892,000	(533,000)	1,515,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,584,000	1,271,000	8,047,000	(1,523,000)	7,795,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	505,000	119,000	2,022,000	(251,000)	1,890,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	440,000	1,570,000	15,000	1,629,000	(354,000)	1,290,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	2,986,000	(943,000)	2,193,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	450,000	8,000	588,000	(133,000)	463,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	552,000	38,000	1,324,000	(237,000)	1,125,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	751,000	65,000	1,632,000	(301,000)	1,396,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	2,129,000	160,000	6,189,000	(1,310,000)	5,039,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,419,000	280,000	1,416,000	(417,000)	1,279,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	418,000	30,000	2,359,000	(305,000)	2,084,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,281,000	28,000	2,525,000	(505,000)	2,048,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	539,000	43,000	1,086,000	(146,000)	983,000

		$16,416,000	$16,341,000	$18,862,000	$2,465,000	$38,658,000	$(8,395,000)	$32,728,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2005.

(2) Subsequent to March 31, 2005 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2005

	For the year ended December 31, 2004
Local Limited Partnership Name	Rental Income	Net (Loss) Income	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$428,000	$(254,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	380,000	(27,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	847,000	78,000	1996	Completed	40

Bolivar Plaza Apartments	113,000	(22,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	243,000	(19,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	198,000	(148,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	116,000	(2,000)	1997	Completed	30

Greyhound Associates I, L.P. (1)	82,000	(10,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	92,000	(5,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	511,000	(193,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	263,000	(33,000)	1997	Completed	27.5

North Central Limited Partnership (1)	126,000	(37,000)	1998	Completed	40

Woodland, Ltd. (1)	120,000	(60,000)	1997	Completed	40

Wynwood Place, Limited Partnership	88,000	(74,000)	1998	Completed	50

	$3,607,000	$(806,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2005.

(2) Subsequent to March 31, 2005 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2004

		As of March 31, 2004		As of December 31, 2003
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,223,000	$102,000	$4,963,000	$(1,219,000)	$3,846,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,518,000	156,000	1,672,000	(461,000)	1,367,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,624,000	1,271,000	8,047,000	(1,316,000)	8,002,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	522,000	119,000	2,022,000	(200,000)	1,941,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	440,000	1,579,000	15,000	1,628,000	(295,000)	1,348,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	2,987,000	(834,000)	2,303,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	456,000	8,000	584,000	(113,000)	479,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	565,000	38,000	1,324,000	(204,000)	1,158,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	761,000	65,000	1,632,000	(260,000)	1,437,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	2,132,000	160,000	6,149,000	(1,115,000)	5,194,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,424,000	280,000	1,416,000	(356,000)	1,340,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	431,000	30,000	2,359,000	(246,000)	2,143,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,323,000	28,000	2,513,000	(435,000)	2,106,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	469,000	549,000	43,000	1,086,000	(120,000)	1,009,000

		$16,416,000	$16,276,000	$19,067,000	$2,465,000	$38,382,000	$(7,174,000)	$33,673,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2004.

(2) Subsequent to March 31, 2004 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2004

	For the year ended December 31, 2003
Local Limited Partnership Name	Rental Income	Net (Loss) Income	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$413,000	$(266,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	364,000	(8,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	843,000	56,000	1996	Completed	40

Bolivar Plaza Apartments	111,000	(20,000)	2000	Completed	30

Cleveland Apartments L.P. (2)	201,000	(41,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	194,000	(140,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	123,000	(11,000)	1997	Completed	30

Greyhound Associates I, L.P. (1)	71,000	(18,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	92,000	(8,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	463,000	(247,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	248,000	(32,000)	1997	Completed	27.5

North Central Limited Partnership (1)	77,000	(98,000)	1998	Completed	40

Woodland, Ltd. (1)	102,000	(94,000)	1997	Completed	40

Wynwood Place, Limited Partnership	86,000	(63,000)	1998	Completed	50

	$3,388,000	$(990,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2004.

(2) Subsequent to March 31, 2004 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2003

		As of March 31, 2003			As of December 31, 2002
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,255,000	$102,000	$4,963,000	$(1,001,000)	$4,064,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,524,000	156,000	1,670,000	(391,000)	1,435,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,686,000	1,271,000	8,037,000	(1,109,000)	8,199,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	539,000	119,000	2,022,000	(149,000)	1,992,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	440,000	1,587,000	15,000	1,628,000	(235,000)	1,408,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	2,981,000	(723,000)	2,408,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	460,000	8,000	580,000	(95,000)	493,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	579,000	38,000	1,324,000	(170,000)	1,192,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	789,000	65,000	1,631,000	(219,000)	1,477,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	2,147,000	160,000	6,143,000	(938,000)	5,365,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,428,000	280,000	1,366,000	(296,000)	1,350,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	443,000	30,000	2,359,000	(187,000)	2,202,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,288,000	28,000	2,513,000	(366,000)	2,175,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	454,000	558,000	43,000	1,085,000	(94,000)	1,034,000

		$16,416,000	$16,261,000	$19,243,000	$2,465,000	$38,302,000	$(5,973,000)	$34,794,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2003.

(2) Subsequent to March 31, 2003 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2003

	For the year ended December 31, 2002
Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$416,000	$(229,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	354,000	(16,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	796,000	(50,000)	1996	Completed	40

Bolivar Plaza Apartments	106,000	(45,000)	2000	Completed	30

Cleveland Apartments L.P. (2)	211,000	(56,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	185,000	(164,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	68,000	(19,000)	1997	Completed	30

Greyhound Associates I, L.P. (1)	80,000	(15,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	94,000	(2,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	502,000	(159,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	240,000	(18,000)	1997	Completed	27.5

North Central Limited Partnership (1)	111,000	(55,000)	1998	Completed	40

Woodland, Ltd. (1)	103,000	(84,000)	1997	Completed	40

Wynwood Place, Limited Partnership	103,000	(49,000)	1998	Completed	50

	$3,369,000	$(961,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2003.

(2) Subsequent to March 31, 2003 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2002

		As of March 31, 2002			As of December 31, 2001
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,280,000	$102,000	$4,964,000	$(783,000)	$4,283,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,527,000	156,000	1,639,000	(323,000)	1,472,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,721,000	1,271,000	8,029,000	(901,000)	8,399,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	556,000	119,000	2,023,000	(76,000)	2,066,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	431,000	1,595,000	15,000	1,628,000	(176,000)	1,467,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	2,968,000	(610,000)	2,508,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	464,000	8,000	579,000	(76,000)	511,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	593,000	38,000	1,324,000	(136,000)	1,226,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	808,000	65,000	1,631,000	(178,000)	1,518,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	2,160,000	160,000	6,138,000	(748,000)	5,550,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,433,000	280,000	1,328,000	(243,000)	1,365,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	454,000	30,000	2,358,000	(128,000)	2,260,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,292,000	28,000	2,509,000	(297,000)	2,240,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	454,000	566,000	43,000	1,086,000	(69,000)	1,060,000

		$16,416,000	$16,252,000	$19,409,000	$2,465,000	$38,204,000	$(4,744,000)	$35,925,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2002.

(2) Subsequent to March 31, 2002 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2002

	For the year ended December 31, 2001
Local Limited Partnership Name	Rental Income	Net (Loss) Income	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$447,000	$(174,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	327,000	(1,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	742,000	(103,000)	1996	Completed	40

Bolivar Plaza Apartments	101,000	(21,000)	2000	Completed	30

Cleveland Apartments L.P. (2)	194,000	(61,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	171,000	(146,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	71,000	(15,000)	1997	Completed	30

Greyhound Associates I, L.P. (1)	77,000	(29,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	90,000	(9,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	509,000	(143,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	244,000	(8,000)	1997	Completed	27.5

North Central Limited Partnership (1)	113,000	(68,000)	1998	Completed	40

Woodland, Ltd. (1)	93,000	(65,000)	1997	Completed	40

Wynwood Place, Limited Partnership	120,000	(32,000)	1998	Completed	50

	$3,299,000	$(875,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2002.

(2) Subsequent to March 31, 2002 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:	WNC & Associates, Inc.,
General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date: November 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	November 4, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	November 4, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	November 4, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	November 4, 2013

