Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

For the quarterly period ended September 30, 2004

For the quarterly period ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

California	33-0707612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614

(Address of principle executive offices)

(714) 622-5565

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2004, September 30, 2004 and December 31, 2004

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2004
ASSETS

Cash	$824,737	$755,975	$597,946	$837,387
Investments in Local Limited Partnerships, net (Notes 2 and 3)	10,150,979	9,930,890	9,711,300	10,923,902
Due from affiliates, net	574	574	574	574

Total Assets	$10,976,290	$10,687,439	$10,309,820	$11,761,863

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$139,906	$131,337	$96,524	$139,906
Accrued fees and expenses due to General Partner and affiliates (Note 3)	38,826	23,589	24,085	40,454

Total Liabilities	178,732	154,926	120,609	180,360

Partners’ Equity (Deficit):
General Partner	(111,085)	(113,736)	(117,169)	(103,246)
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	10,908,643	10,646,249	10,306,380	11,684,749

Total Partners’ Equity (Deficit)	10,797,558	10,532,513	10,189,211	11,581,503
Total Liabilities and Partners’ Equity (Deficit)	$10,976,290	$10,687,439	$10,309,820	$11,761,863

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003
	Three Months	Three Months
Reporting fees	$1,500	$3,706

Operating expenses and loss:
Amortization (Note 3)	14,644	14,891
Asset management fees (Note 3)	15,125	15,125
Impairment loss (Note 2)	547,547	-
Legal and accounting fees	525	3,989
Write off of advances to Local Limited Partnerships (Note 5)	891	-
Other	2,811	2,755

Total operating expenses and loss	581,543	36,760

Loss from operations	(580,043)	(33,054)

Equity in losses of Local Limited Partnerships (Note 2)	(204,946)	(218,038)

Interest income	1,044	2,350

Net loss	$(783,945)	$(248,742)

Net loss allocated to:
General Partner	$(7,839)	$(2,487)

Limited Partners	$(776,106)	$(246,255)

Net loss per Partnership Unit	$(35)	$(11)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2004 and 2003

(unaudited)

	2004		2003
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$2,350	$3,850	$3,705	$7,411

Operating expenses and loss:
Amortization (Note 3)	14,643	29,287	14,891	29,782
Asset management fees (Note 3)	15,125	30,250	15,125	30,250
Impairment loss (Note 2)	-	547,547	-	-
Legal and accounting fees	6,554	7,079	15,685	19,674
Write off of advances to Local Limited Partnerships (Note 5)	24,150	25,041	-	-
Other	2,971	5,782	936	3,691

Total operating expenses and loss	63,443	644,986	46,637	83,397

Loss from operations	(61,093)	(641,136)	(42,932)	(75,986)

Equity in losses of Local Limited Partnerships (Note 2)	(204,946)	(409,892)	(218,309)	(436,347)

Interest income	994	2,038	1,891	4,241

Net loss	$(265,045)	$(1,048,990)	$(259,350)	$(508,092)

Net loss allocated to:
General Partner	$(2,650)	$(10,490)	$(2,594)	$(5,081)

Limited Partners	$(262,395)	$(1,038,500)	$(256,756)	$(503,011)

Net loss per Partnership Unit	$(12)	$(47)	$(12)	$(23)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2004 and 2003

(unaudited)

	2004		2003
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$1,000	$4,850	$3,706	$11,117

Operating expenses and loss:
Amortization (Note 3)	14,644	43,931	14,891	44,673
Asset management fees (Note 3)	15,125	45,375	15,125	45,375
Impairment loss (Note 2)	-	547,547	-	-
Legal and accounting fees	-	7,079	1,231	20,905
Write off of advances to Local Limited Partnerships (Note 5)	106,684	131,725	141,000	141,000
Other	3,748	9,530	3,218	6,909

Total operating expenses and loss	140,201	785,187	175,465	258,862

Loss from operations	(139,201)	(780,337)	(171,759)	(247,745)

Equity in losses of Local Limited Partnerships (Note 2)	(204,946)	(614,838)	(243,785)	(680,132)

Interest income	845	2,883	1,751	5,992

Net loss	$(343,302)	$(1,392,292)	$(413,793)	$(921,885)

Net loss allocated to:
General Partner	$(3,433)	$(13,923)	$(4,138)	$(9,219)

Limited Partners	$(339,869)	$(1,378,369)	$(409,655)	$(912,666)

Net loss per Partnerships Units	$(16)	$(63)	$(19)	$(41)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2004, Six Months Ended September 30, 2004

And Nine Months Ended December 31, 2004

(unaudited)

For the Three Months Ended June 30, 2004

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2004	$(103,246)	$11,684,749	$11,581,503

Net loss	(7,839)	(776,106)	(783,945)

Partners’ equity (deficit) at June 30, 2004	$(111,085)	$10,908,643	$10,797,558

For the Six Months Ended September 30, 2004

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2004	$(103,246)	$11,684,749	$11,581,503

Net loss	(10,490)	(1,038,500)	(1,048,990)

Partners’ equity (deficit) at September 30, 2004	$(113,736)	$10,646,249	$10,532,513

For the Nine Months Ended December 31, 2004

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2004	$(103,246)	$11,684,749	$11,581,503

Net loss	(13,923)	(1,378,369)	(1,392,292)

Partners’ equity (deficit) at December 31, 2004	$(117,169)	$10,306,380	$10,189,211

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(783,945)	$(248,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	14,644	14,891
Impairment loss	547,547	-
Equity in losses of Local Limited Partnerships	204,946	218,038
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(1,628)	27,950
Net cash provided by (used in) operating activities	(18,436)	12,137

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(891)	-
Write off of advances made to Local Limited Partnerships	891	-
Distributions received from Local Limited Partnerships	5,786	6,056
Net cash provided by investing activities	5,786	6,056

Net increase (decrease) in cash	(12,650)	18,193

Cash, beginning of period	837,387	1,006,242

Cash, end of period	$824,737	$1,024,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2004 and 2003

(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,048,990)	$(508,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	29,287	29,782
Impairment loss	547,547	-
Equity in losses of Local Limited Partnerships	409,892	436,347
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(16,865)	24,763
Net cash used in operating activities	(79,129)	(17,200)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(25,041)	-
Write off of advances made to Local Limited Partnerships	25,041	-
Capital contributions paid to Local Limited Partnerships	(8,569)	(14,835)
Distributions received from Local Limited Partnerships	6,286	37,856
Net cash provided by (used in) investing activities	(2,283)	23,021

Net increase(decrease) in cash	(81,412)	5,821

Cash, beginning of period	837,387	1,006,242

Cash, end of period	$755,975	$1,012,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2004 and 2003

(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,392,292)	$(921,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	43,931	44,673
Impairment loss	547,547	-
Equity in losses of Local Limited Partnerships	614,838	680,132
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(16,369)	5,995
Net cash used in operating activities	(202,345)	(191,085)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(131,725)	(141,000)
Write off of advances made to Local Limited Partnerships	131,725	141,000
Capital contributions paid to Local Limited Partnerships	(43,382)	(14,835)
Distributions received from Local Limited Partnerships	6,286	37,856
Net cash provided by (used in) investing activities	(37,096)	23,021

Net decrease in cash	(239,441)	(168,064)

Cash, beginning of period	837,387	1,006,242

Cash, end of period	$597,946	$838,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, six months ended September 30, 2004 and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2004.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the “Partnership”) was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low-income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As of all periods presented, 21,990 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2004.

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

Subsequent to December 31, 2004 and through the date of this filing, the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., Greyhound Associates I, LP, and Crescent City Apartment, a California Limited Partnership subsequent to December 31, 2004.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects dispositions that occurred subsequent to December 31, 2004:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date at sale	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership (*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
Lamar Plaza Apartments, LP (*)	651,285	330,000	12/31/2010	20,000	-	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2004:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2004, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	01/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years (see Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each of the periods June 30, September 30 and December 31, 2004 and 2003 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For all periods presented, as soon as the investment balance reached zero, the related costs for acquiring the investment were written off.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2004, one investment account in Local Limited Partnerships had reached a zero balance.

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

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to be consistent with the 2004 presentation.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2004 and 2003 was $547,547 and $0, respectively. For the six months ended September 30, 2004 and 2003, impairment loss of $547,547 and $0, respectively, was recorded. Impairment loss for the nine months ended December 31, 2004 and 2003 was $547,547 and $0, respectively.

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the three and six month periods ended June 30 and September 30, 2004 and 2003, no such write offs were recorded. For the nine months ended December 31, 2004 and 2003, $0 and $25,476, respectively, was written off and included in equity in losses of Local Limited Partnerships.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2004 and 2003 was $14,644 and $14,891, respectively. For the six months ended September 30, 2004 and 2003, amortization expense was $29,287 and $29,782, respectively. For the nine months ended December 31, 2004 and 2003,amortization expense was $43,931 and $44,673, respectively.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership has acquired limited partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 785 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, except for one Local Limited Partnership which the Partnership is entitled to 49.50%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2004 and 2003 was $547,547 and $0, respectively. For the six months ended September 30, 2004 and 2003, impairment loss of $547,547 and $0, respectively, was recorded. Impairment loss for the nine months ended December 31, 2004 and 2003 was $547,547 and $0, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the three and six month periods ended June 30 and September 30, 2004 and 2003, no such write offs were recorded. For the nine months ended December 31, 2004 and 2003, $0 and $25,476, respectively, was written off and included in equity in losses of Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2004	For the Year Ended March 31, 2004
Investments per balance sheet, beginning of period	$10,923,902	$12,237,450
Impairment loss	(547,547)	(237,163)
Equity in losses of Local Limited Partnerships	(204,946)	(1,011,324)
Distributions received from Local Limited Partnerships	(5,786)	(5,786)
Amortization of capitalized acquisition fees and costs	(14,644)	(59,275)
Investments per balance sheet, end of period	$10,150,979	$10,923,902

	For the Six Months Ended September 30, 2004	For the Year Ended March 31, 2004
Investments per balance sheet, beginning of period	$10,923,902	$12,237,450
Impairment loss	(547,547)	(237,163)
Equity in losses of Local Limited Partnerships	(409,892)	(1,011,324)
Distributions received from Local Limited Partnerships	(6,286)	(5,786)
Amortization of capitalized acquisition fees and costs	(29,287)	(59,275)
Investments per balance sheet, end of period	$9,930,890	$10,923,902

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2004	For the Year Ended March 31, 2004
Investments per balance sheet, beginning of period	$10,923,902	$12,237,450
Impairment loss	(547,547)	(237,163)
Equity in losses of Local Limited Partnerships	(614,838)	(1,011,324)
Distributions received from Local Limited Partnerships	(6,286)	(5,786)
Amortization of capitalized acquisition fees and costs	(43,931)	(59,275)
Investments per balance sheet, end of period	$9,711,300	$10,923,902

	For the Three Months Ended June 30, 2004	For the Year Ended March 31, 2004
Investments in Local Limited Partnerships, net	$8,831,437	$9,589,716
Acquisition fees and costs, net of accumulated amortization of $478,366 and $463,722	1,319,542	1,334,186
Investments per balance sheet, end of period	$10,150,979	$10,923,902

	For the Six Months Ended September 30, 2004	For the Year Ended March 31, 2004
Investments in Local Limited Partnerships, net	$8,625,991	$9,589,176
Acquisition fees and costs, net of accumulated amortization of $493,009 and $463,722	1,304,899	1,334,186
Investments per balance sheet, end of period	$9,930,890	$10,923,902

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2004	For the Year Ended March 31, 2004
Investments in Local Limited Partnerships, net	$8,421,045	$9,589,716
Acquisition fees and costs, net of accumulated amortization of $507,653 and $463,722	1,290,255	1,334,186
Investments per balance sheet, end of period	$9,711,300	$10,923,902

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2004	2003
Revenues	$942,000	$875,000
Expenses:
Interest expense	226,000	228,000
Depreciation and amortization	314,000	319,000
Operating expenses	604,000	568,000
Total expenses	1,144,000	1,115,000

Net loss	$(202,000)	$(240,000)

Net loss allocable to the Partnership	$(210,000)	$(232,000)

Net loss recorded by the Partnership	$(205,000)	$(218,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2004	2003
Revenues	$1,884,000	$1,749,000
Expenses:
Interest expense	452,000	456,000
Depreciation and amortization	627,000	638,000
Operating expenses	1,208,000	1,135,000
Total expenses	2,287,000	2,229,000

Net loss	$(403,000)	$(480,000)

Net loss allocable to the Partnership	$(419,000)	$(465,000)

Net loss recorded by the Partnership	$(410,000)	$(436,000)

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2004	2003
Revenues	$2,826,000	$2,624,000
Expenses:
Interest expense	677,000	684,000
Depreciation and amortization	941,000	957,000
Operating expenses	1,812,000	1,703,000
Total expenses	3,430,000	3,344,000

Net loss	$(604,000)	$(720,000)

Net loss allocable to the Partnership	$(629,000)	$(697,000)

Net loss recorded by the Partnership	$(615,000)	$(680,000)

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

During the year ended March 31, 2006, Associates was advised that Lamar Plaza Apartments, (“Lamar Plaza”) a Local Limited Partnership, was experiencing a significant drop in occupancy and thereby cash flow due to three major employers discontinuing operations. As a result of the foregoing, the Local Limited Partnership was added to the watch list and classified as a secondary concern level property. In December of 2006, Lamar Plaza’s occupancy dropped to its lowest level to date, 36% occupancy. The Local General Partner continued to meet Lamar Plaza’s cash flow deficit requirements and changed management agents in April 2007. Subsequent to this management change, occupancy had steadily rebounded through aggressive marketing techniques to reach 97% as of March 31, 2008 with corresponding cash deficits on the decline. Occupancy had continued to hold steady at 96% with slight cash flow deficits that were funded from reserves up until its sale on December 31, 2010. The investment balance for Lamar Plaza as of June 30, September 30, December 31, and March 31, 2004 was $428,827, $427,504, $426,182, and $547,845, respectively. The Compliance Period for Lamar Plaza ended on December 31, 2012.

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. The 2011 audit revealed the economic occupancy to be 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of June 30, September 30, December 31, and March 31, 2004 was $287,172, $268,768, $250,364, and $305,575, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this report date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford Place as of June 30, September 30, December 31, and March 31, 2004 was $854,227, $791,492, $728,758, and $916,961, respectively. The 15 year compliance period for Ashford Place ended on December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of June 30, September 30, December 31, and March 31, 2004 was $2,340,522, $2,292,840, $2,245,158, and $2,388,203, respectively. The 15 year Compliance period for Mesa Verde ended on December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $431,117, $444,455, $457,794, and $417,778 as of June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2004, respectively. As soon as an investment is reduced to zero, the related acquisition fees are written off. For the three and six months ended June 30 and September 30, 2004 and 2003, no such write offs were recorded. For the nine months ended December 31, 2004 and 2003, $0 and 25,476 was written off and included in equity of losses of Local Limited Partnerships.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $47,249, $48,554, $49,859, and $45,944 as of June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2004, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,125 were incurred during each of the three months ended June 30, 2004 and 2003. For each of the six months ended September 30, 2004 and 2003, the Partnership incurred asset management fees of $30,250. Management fees of $45,375 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $15,125 of those fees during each of the three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003 the Partnership paid $45,375 and $30,250, respectively. For each of the nine months ended December 31, 2004 and 2003, the Partnership paid $60,500.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were$5,854 and$0 during the three months ended June 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, the Partnership reimbursed operating expenses of $15,491 and $16,858, respectively. For the nine months ended December 31, 2004 and 2003, operating expense reimbursements were $18,744 and $24,920, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2004

Asset management fee payable	$16,561	$1,436	$1,436	$16,561
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	168	56	552	2,687
Advances made to the Partnership from the General Partner or affiliates	22,097	22,097	22,097	21,206
Total	$38,826	$23,589	$24,085	$40,454

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2004 $139,906, $131,337, $96,524 and $139,906 respectively was payable.

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2004, the Partnership in total had advanced $60,000, $84,150, $190,834 and $60,000, respectively to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2004 the Partnership in total had advanced $250,031, $250,031, $250,031 and $249,139, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6 –SUBSEQUENT EVENTS

Subsequent to December 31, 2004 and through the date of this filing, the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd. and Woodland, Ltd., Greyhound Associates I, L.P., and Crescent City Apartment, a California Limited Partnership subsequent to December 31, 2004.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 6 –SUBSEQUENT EVENTS, continued

The following table reflects dispositions that occurred subsequent to December 31, 2004:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership (*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
Lamar Plaza Apartments, LP (*)	651,285	330,000	12/31/2010	20,000	-	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, Therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2004:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2004, September 30, 2004 and

December 31, 2004

(unaudited)

NOTE 6 –SUBSEQUENT EVENTS, continued

Subsequent to December 31, 2004, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	01/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, the three and six months ended September 30, 2004 and 2003, and the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2004 consisted primarily of $825,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $10,151,000 and due from affiliates, net of $1,000. Liabilities at June 30, 2004 primarily consisted of$140,000 of payables to Local Limited Partnerships and $39,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2004 consisted primarily of $756,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $9,931,000 and due from affiliates, net of $1,000. Liabilities at September 30, 2004 primarily consisted of $131,000 of payables to Local Limited Partnerships and $24,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2004 consisted primarily of $598,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $9,711,000 and due from affiliates, net of $1,000. Liabilities at December 31, 2004 consisted of $97,000 of payables to Local Limited Partnerships and $24,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership’s net loss for the three months ended June 30, 2004 was $(784,000), reflecting an increase of approximately $(535,000) from the net loss of $(249,000) for the three months ended June 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(548,000). For the year ended March 31, 2004 the impairment was calculated in the quarter ended March 31 but beginning during the year ended March 31, 2005 it is being calculated in the quarter ended June 30th. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, accounting and legal fees decreased by $3,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the timing of accounting work performed. Additionally, reporting fees decreased by $(2,000) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the three months ended June 30, 2004 there were advances of $(1,000) made to several Local Limited Partnerships which were reserved for in full as of June 30, 2004 compared to no such advances or write offs during the three months ended June 30, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a decrease in equity in losses of Local Limited Partnerships of $13,000 for the three months ended June 30, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 The Partnership’s net loss for the three months ended September 30, 2004 was $(265,000), reflecting an increase of approximately $(6,000) from the net loss of $(259,000) for the three months ended September 30, 2003. During the three months ended September 30, 2004 there were advances of $(24,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2004 compared to no such advances or write offs during the three months ended September 30, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(1,000) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $9,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the timing of accounting work performed. There was a decrease of equity in losses of Local Limited Partnerships of $13,000 for the three months ended September 30, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003 The Partnership’s net loss for the six months ended September 30, 2004 was $(1,049,000), reflecting an increase of approximately $(541,000) from the net loss of $(508,000) for the six months ended September 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(548,000). For the year ended March 31, 2004 the impairment was calculated in the quarter ended March 31 but beginning during the year ended March 31, 2005 it is being calculated in the quarter ended June 30th. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Reporting fees decreased by $(4,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the six months ended September 30, 2004 there were advances of $(25,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2004 compared to no such advances or write offs during the six months ended September 30, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, accounting and legal fees decreased by $13,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the timing of accounting work performed. There was also a decrease in equity in losses of Local Limited Partnerships of $26,000 for the six months ended September 30, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003 The Partnership’s net loss for the three months ended December 31, 2004 was $(343,000), reflecting a decrease of approximately $71,000 from the net loss of $(414,000) for the three months ended December 31, 2003. During the three months ended December 31, 2004 there were advances of $(107,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2004 compared to $(141,000) advanced during the three months ended December 31, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees decreased by $1,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the timing of accounting work performed. Reporting fees decreased by $(3,000) for the three months ended December 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was also a decrease in equity in losses of Local Limited Partnerships of $39,000 for the three months ended December 31, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 The Partnership’s net loss for the nine months ended December 31, 2004 was $(1,392,000), reflecting an increase of approximately $(470,000) from the net loss of $(922,000) for the nine months ended December 31, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(548,000). For the year ended March 31, 2004 the impairment was calculated in the quarter ended March 31 but beginning during the year ended March 31, 2005 it is being calculated in the quarter ended June 30th. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Reporting fees decreased by $(6,000) for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the nine months ended December 31, 2004 there were advances of $(132,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2004 compared to $(141,000) advanced during the nine months ended December 31, 2003. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees decreased by $14,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the timing of accounting work performed. There was a decrease of equity in losses of Local Limited Partnerships of $65,000 for the nine months ended December 31, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Capital Resources and Liquidity

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Net cash used during the three months ended June 30, 2004 was $(13,000), compared to net cash provided during the three months ended June 30, 2003 of $18,000. The change was partially due to the Partnership paying the General Partner or affiliates $(21,000) during the three months ended June 30, 2004 for accrued asset management fees and reimbursement of operating expenses paid on its behalf compared to $(15,000) paid during the three months ended June 30, 2003. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. There was also a $(2,000) decrease in reporting fees collected by the Partnership during the three months ended June 30, 2004 compared to June 30, 2003 as discussed above.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 Net cash used during the six months ended September 30, 2004 was $(81,000), compared to net cash provided during the six months ended September 30, 2003 of $6,000. This change was partially due to a $(25,000) advance made to a Local Limited Partnership during the six months ended September 30, 2003 compared to no advances made during the six months ended September 30, 2004 as discussed above. The distributions received from Local Limited Partnerships decreased by $(32,000) for the six months ended September 30, 2004. Reporting fees collected during the six months ended September 30, 2004 decreased by $(4,000) compared to the six months ended September 30, 2003. The Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Additionally, there were capital contributions of $(9,000) made to a Local Limited Partnership during the six months ended September 30, 2004 compared to $(15,000) paid for the six months ended September 30, 2003. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The change was also partially due to the Partnership reimbursing the General Partner or affiliates $(61,000) during the six months ended September 30, 2004 for accrued asset management fees and of operating expenses compared to $(47,000) paid during the six months ended September 30, 2003. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 Net cash used during the nine months ended December 31, 2004 was $(239,000), compared to the nine months ended December 31, 2003 of $(168,000). During the nine months ended December 31, 2004 the Partnership advanced $(132,000) to Local Limited Partnerships compared to $(141,000) advanced during for the nine months ended December 31, 2003 as discussed above. During the nine months ended December 31, 2003 there were $(43,000) in capital contribution payments to the Local Limited Partnerships compared to $(15,000) during the nine months ended December 31, 2003. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. Lastly, during the nine months ended December 31, 2004 the Partnership paid the General Partner $(79,000) for reimbursement of operating expenses compared to $(85,000) for the nine months ended December 31, 2003. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees collected during the nine months ended December 31, 2004 decreased by $(6,000) compared to the nine months ended December 31, 2003. The Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Recent Accounting Changes

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting is not expected to have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

As of the end of each of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of each of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

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

(b)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2004, September 30, 2004 December 31, 2004, and March 31, 2004, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2004 and 2003, for the three and six months ended September 30, 2004 and 2003, and for the three and nine months ended December 31, 2004 and 2003(iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30,2004, for the six months ended September 30, 2004, and for the nine months ended December 31, 2004 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2004 and 2003, for the six months ended September 30, 2004 and 2003, and for the nine months ended December 31, 2004 and 2003 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 4, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 4, 2013

