Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

For the quarterly period ended September 30, 2006

For the quarterly period ended December 31, 2006

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006
ASSETS

Cash	$346,766	$336,933	$235,213	$361,469
Prepaid expenses	21,250	25,030	22,406	17,469
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,639,326	5,444,792	5,264,955	7,011,330
Due from affiliates, net	8,586	8,586	574	8,586

Total Assets	$6,015,928	$5,815,341	$5,523,148	$7,398,854

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$39,310	$39,310	$39,310	$39,310
Accrued fees and expenses due to General Partner and affiliates (Note 3)	28,114	27,743	23,640	25,929

Total Liabilities	67,424	67,053	62,950	65,239

Partners’ Equity (Deficit):
General Partner	(159,576)	(161,578)	(164,459)	(145,725)
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	6,108,080	5,909,866	5,624,657	7,479,340

Total Partners’ Equity (Deficit)	5,948,504	5,748,288	5,460,198	7,333,615
Total Liabilities and Partners’ Equity (Deficit)	$6,015,928	$5,815,341	$5,523,148	$7,398,854

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(unaudited)

	2006	2005
	Three Months	Three Months
Reporting fees	$1,500	$1,500

Operating expenses and loss:
Amortization (Note 3)	13,590	13,589
Asset management fees (Note 3)	15,125	15,125
Impairment loss (Note 2)	1,186,381	1,459,091
Legal and accounting fees	734	-
Write off of advances to Local Limited Partnerships (Note 5)	-	15,000
Other	4,952	2,271

Total operating expenses and loss	1,220,782	1,505,076

Loss from operations	(1,219,282)	(1,503,576)

Equity in losses of Local Limited Partnerships (Note 2)	(166,247)	(221,515)

Interest income	418	645

Net loss	$(1,385,111)	$(1,724,446)

Net loss allocated to:
General Partner	$(13,851)	$(17,244)

Limited Partners	$(1,371,260)	$(1,707,202)

Net loss per Partnership Unit	$(62)	$(78)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2006 and 2005

(unaudited)

	2006		2005
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$19,000	$20,500	$2,850	$4,350

Operating expenses and loss:
Amortization (Note 3)	13,590	27,180	13,590	27,179
Asset management fees (Note 3)	15,125	30,250	15,125	30,250
Impairment loss (Note 2)	-	1,186,381	-	1,459,091
Legal and accounting fees	2,625	3,359	198	198
Write off of advances to Local Limited Partnerships (Note 5)	19,000	19,000	4,939	19,939
Other	3,020	7,972	268	2,539

Total operating expenses and loss	53,360	1,274,142	34,120	1,539,196

Loss from operations	(34,360)	(1,253,642)	(31,270)	(1,534,846)

Equity in losses of Local Limited Partnerships (Note 2)	(166,248)	(332,495)	(221,515)	(443,030)

Interest income	392	810	523	1,168

Net loss	$(200,216)	$(1,585,327)	$(252,262)	$(1,976,708)

Net loss allocated to:
General Partner	$(2,002)	$(15,853)	$(2,523)	$(19,767)

Limited Partners	$(198,214)	$(1,569,474)	$(249,739)	$(1,956,941)
Net loss per Partnership Unit	$(9)	$(71)	$(11)	$(89)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2006 and 2005

(unaudited)

	2006		2005
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$20,500	$1,500	$5,850

Operating expenses and loss:
Amortization (Note 3)	13,590	40,770	13,589	40,768
Asset management fees (Note 3)	15,125	45,375	15,125	45,375
Impairment loss (Note 2)	-	1,186,381	-	1,459,091
Legal and accounting fees	108	3,467	5,000	5,198
Write off of advances to Local Limited Partnerships (Note 5)	91,431	110,431	10,449	30,388
Other	1,908	9,880	1,632	4,171

Total operating expenses and loss	122,162	1,396,304	45,795	1,584,991

Loss from operations	(122,162)	(1,375,804)	(44,295)	(1,579,141)

Equity in losses of Local Limited Partnerships (Note 2)	(166,246)	(498,741)	(221,515)	(664,545)

Interest income	318	1,128	477	1,645

Net loss	$(288,090)	$(1,873,417)	$(265,333)	$(2,242,041)

Net loss allocated to:
General Partner	$(2,881)	$(18,734)	$(2,653)	$(22,420)

Limited Partners	$(285,209)	$(1,854,683)	$(262,680)	$(2,219,621)

Net loss per Partnerships Units	$(13)	$(84)	$(12)	$(101)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006

And Nine Months Ended December 31, 2006

(unaudited)

For the Three Months Ended June 30, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(145,725)	$7,479,340	$7,333,615

Net loss	(13,851)	(1,371,260)	(1,385,111)

Partners’ equity (deficit) at June 30, 2006	$(159,576)	$6,108,080	$5,948,504

For the Six Months Ended September 30, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(145,725)	7,479,340	$7,333,615

Net loss	(15,853)	(1,569,474)	(1,585,327)

Partners’ equity (deficit) at September 30, 2006	$(161,578)	5,909,866	$5,748,288

For the Nine Months Ended December 31, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(145,725)	$7,479,340	$7,333,615

Net loss	(18,734)	(1,854,683)	(1,873,417)

Partners’ equity (deficit) at December 31, 2006	$(164,459)	$5,624,657	$5,460,198

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2006 and 2005

(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,385,111)	$(1,724,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,590	13,589
Impairment loss	1,186,381	1,459,091
Equity in losses of Local Limited Partnerships	166,247	221,515
Increase in prepaid expenses	(3,781)	(6,126)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	2,185	(19,251)
Net cash used in operating activities	(20,489)	(55,628)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	-	(15,000)
Write off of advances made to Local Limited Partnerships	-	15,000
Capital contributions paid to Local Limited Partnerships	-	(30,259)
Distributions received from Local Limited Partnerships	5,786	-
Net cash provided by (used in) investing activities	5,786	(30,259)

Net decrease in cash	(14,703)	(85,887)

Cash, beginning of period	361,469	517,435

Cash, end of period	$346,766	$431,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2006 and 2005

(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,585,327)	$(1,976,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	27,180	27,179
Impairment loss	1,186,381	1,459,091
Equity in losses of Local Limited Partnerships	332,495	443,030
Increase in prepaid expenses	(7,561)	(9,907)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	1,814	(21,369)
Net cash used in operating activities	(45,018)	(78,684)

Cash flows from in investing activities:
Advances made to Local Limited Partnerships	(19,000)	(27,951)
Write off of advances made to Local Limited Partnerships	19,000	19,939
Capital contributions paid to Local Limited Partnerships	-	(35,314)
Distributions received from Local Limited Partnerships	20,482	16,785
Net cash provided by (used in) investing activities	20,482	(26,541)

Net decrease in cash	(24,536)	(105,225)

Cash, beginning of period	361,469	517,435

Cash, end of period	$336,933	$412,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2006 and 2005

(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,873,417)	$(2,242,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	40,770	40,768
Impairment loss	1,186,381	1,459,091
Equity in losses of Local Limited Partnerships	498,741	664,545
Increase in prepaid expenses	(4,937)	(13,688)
Decrease in accrued fees and expenses due to General Partner and affiliates	(2,289)	(21,522)
Net cash used in operating activities	(154,751)	(112,847)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(110,431)	(38,400)
Write off of advances made to Local Limited Partnerships	110,431	30,388
Capital contributions paid to Local Limited Partnerships	-	(35,314)
Repayment of advances to Local Limited Partnerships	8,012	-
Distributions received from Local Limited Partnerships	20,483	16,785
Net cash provided by (used in) investing activities	28,495	(26,541)

Net decrease in cash	(126,256)	(139,388)

Cash, beginning of period	361,469	517,435

Cash, end of period	$235,213	$378,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

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

Subsequent to December 31, 2006 and through the date of this filing, the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., Greyhound Associates I, LP, and Crescent City Apartment, A California Limited Partnership subsequent to December 31, 2006.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects dispositions that occurred subsequent to December 31, 2006:

Local Limited Partnership	Debt at prior 12/3 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership (*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244

Lamar Plaza Apartments, LP (*)	651,285	330,000	12/31/2010	20,000	-	-	20,000

D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/01/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2006:

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2006, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, September 30 and December 31, 2006 and 2005 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For all periods presented, as soon at the investment balance reached zero, the related costs of acquiring the investment were written off.

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, two investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2006 and 2005 was $1,186,381 and $1,459,091, respectively. For the six months ended September 30, 2006 and 2005 impairment loss was $1,186,381 and $1,459,091, respectively. For the nine months ended December 31, 2006 and 2005 impairment loss was $1,186,381 and $1,459,091, respectively.

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For all periods presented, no such write offs were recorded.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $13,590 and $13,589, respectively. For the six months ended September 30, 2006 and 2005 amortization expense was $27,180 and $27,179, respectively. For the nine months ended December 31, 2006 and 2005 amortization expense was $40,770 and $40,768, respectively.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2006 and 2005 was $1,186,381 and $1,459,091, respectively. For the six months ended September 30, 2006 and 2005 impairment loss was $1,186,381 and $1,459,091, respectively. For the nine months ended December 31, 2006 and 2005 impairment loss was $1,186,381 and $1,459,091, respectively.

For all periods presented, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For all periods presented, no such write offs were recorded.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$7,011,330	$9,372,757
Impairment loss	(1,186,381)	(1,459,091)
Equity in losses of Local Limited Partnerships	(166,247)	(830,792)
Distributions received from Local Limited Partnerships	(5,786)	(17,186)
Amortization of capitalized acquisition fees and costs	(13,590)	(54,358)
Investments per balance sheet, end of period	$5,639,326	$7,011,330

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$7,011,330	$9,372,757
Impairment loss	(1,186,381)	(1,459,091)
Equity in losses of Local Limited Partnerships	(332,495)	(830,792)
Distributions received from Local Limited Partnerships	(20,482)	(17,186)
Amortization of capitalized acquisition fees and costs	(27,180)	(54,358)
Investments per balance sheet, end of period	$5,444,792	$7,011,330

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$7,011,330	$9,372,757
Impairment loss	(1,186,381)	(1,459,091)
Equity in losses of Local Limited Partnerships	(498,741)	(830,792)
Distributions received from Local Limited Partnerships	(20,483)	(17,186)
Amortization of capitalized acquisition fees and costs	(40,770)	(54,358)
Investments per balance sheet, end of period	$5,264,955	$7,011,330

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$4,525,232	$5,883,646
Acquisition fees and costs, net of accumulated amortization of $683,814 and $670,224	1,114,094	1,127,684
Investments per balance sheet, end of period	$5,639,326	$7,011,330

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$4,344,288	$5,883,646
Acquisition fees and costs, net of accumulated amortization of $697,404 and $670,224	1,100,504	1,127,684
Investments per balance sheet, end of period	$5,444,792	$7,011,330

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$4,178,041	$5,883,646
Acquisition fees and costs, net of accumulated amortization of $710,994 and $670,224	1,086,914	1,127,684
Investments per balance sheet, end of period	$5,264,955	$7,011,330

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006		2005
Revenues	$982,000		$$973,000
Expenses:
Interest expense	227,000		261,000
Depreciation and amortization	284,000		300,000
Operating expenses	672,000		688,000
Total expenses	1,183,000		1,249,000

Net loss	$(201,000)	$	$(276,000)
Net loss allocable to the Partnership	$(203,000)	$	$(276,000)
Net loss recorded by the Partnership	$(166,000)	$	$(222,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005
Revenues	$1,964,000	$1,946,000
Expenses:
Interest expense	454,000	522,000
Depreciation and amortization	569,000	600,000
Operating expenses	1,344,000	1,377,000
Total expenses	2,367,000	2,499,000

Net loss	$(403,000)	$(553,000)
Net loss allocable to the Partnership	$(407,000)	$(551,000)
Net loss recorded by the Partnership	$(332,000)	$(443,000)

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005
Revenues	$2,947,000	$2,919,000
Expenses:
Interest expense	682,000	783,000
Depreciation and amortization	853,000	900,000
Operating expenses	2,016,000	2,065,000
Total expenses	3,551,000	3,748,000

Net loss	$(604,000)	$(829,000)
Net loss allocable to the Partnership	$(610,000)	$(827,000)
Net loss recorded by the Partnership	$(499,000)	$(665,000)

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

During the year ended March 31, 2006, Associates was advised that Lamar Plaza Apartments, (“Lamar Plaza”) a Local Limited Partnership, was experiencing a significant drop in occupancy and thereby cash flow due to three major employers discontinuing operations. As a result of the foregoing, the Local Limited Partnership was added to the watch list and classified as a secondary concern level property. In December of 2006, Lamar Plaza’s occupancy dropped to its lowest level to date, 36% occupancy. The Local General Partner continued to meet Lamar Plaza’s cash flow deficit requirements and changed management agents in April 2007. Subsequent to this management change, occupancy had steadily rebounded through aggressive marketing techniques to reach 97% as of March 31, 2008 with corresponding cash deficits on the decline. Occupancy had continued to hold steady at 96% with slight cash flow deficits that were funded from reserves up until its sale on December 31, 2010. The investment balance for Lamar Plaza as of June 30, September 30, December 30, and March 31, 2006 was $213,033, $202,600, $192,167, and $301,977, respectively. The 15 year Compliance Period for Lamar Plaza ended December 31, 2012.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of June 30, September 30, December 30, and March 31, 2006 was $111,559, $101,479, $91,399, and $121,639, respectively. The 15 year compliance period for Wynwood Place ended on December 31, 2013.

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

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this report date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford Place as of June 30, September 30, December 30, and March 31, 2006 was $538,137, $515,231, $492,325, and $561,042, respectively. The 15 year Compliance Period for Ashford Place ended December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of June 30, September 30, December 30, and March 31, 2006 was $1,161,195, $1,087,704, $1,014,213, and $1,553,214, respectively. The 15 year Compliance Period for Mesa Verde ended December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $537,827, $551,166, $564,505 and $524,488 as of June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2006, respectively.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $145,987, $146,238, $146,489 and $145,736 as of June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2006, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,125 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $30,250. Management fees of $45,375 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its Affiliates $18,906 and $37,812 of those fees during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005 the Partnership paid $37,812 and $56,718, respectively. For the nine months ended December 31, 2006 and 2005, the Partnership paid $50,312 and $75,624, respectively. During all periods presented, the Partnership overpaid its asset management fees. The over payments are reflected as prepaid expenses on the accompanying condensed balance sheets and are offset against future fees.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $4,961 during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, the Partnership reimbursed operating expenses of $6,017 and $7,545, respectively. For the nine months ended December 31, 2006 and 2005, operating expense reimbursements were $12,136 and $14,329, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006

Advances made to the Partnership from the General Partner or an affiliate	$22,097	$22,097	$22,097	$22,097
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	6,017	5,646	1,543	3,832
Total	$28,114	$27,743	$23,640	$25,929

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006 $39,310 was payable.

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006 the Partnership in total had advanced $267,375, $286,375, $377,805 and $267,375, respectively to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006 the Partnership in total had advanced $260,031, $260,031, $260,031 and $260,031, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006 the Partnership in total had advanced $8,012, $8,012, $0 and $0, respectively to one Local Limited Partnership, Cleveland Apartments, L.P, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses and were repaid as of the date of this filing.

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006 the Partnership in total had advanced $4,939, $4,939, $4,939 and $4,939, respectively to one Local Limited Partnership, Wynwood Place, L.P in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2006 and through the date of this filing, the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd. and Woodland, Ltd., Greyhound Associates I, L.P., and Crescent City Apartment, A California Limited Partnership subsequent to December 31, 2006.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 6 – SUBSEQUENT EVENTS, continued

The following table reflects dispositions that occurred subsequent to December 31, 2006:

Local Limited Partnership	Debt at prior 12/3 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$-	$137,413
The North Central Limited Partnership (*)	313,264	640,000	3/23/2011	225,967	992	-	224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244

Lamar Plaza Apartments, LP (*)	651,285	330,000	12/31/2010	20,000	-	-	20,000

D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/01/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2006:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2006, September 30, 2006 and

December 31, 2006

(unaudited)

NOTE 6 – SUBSEQUENT EVENTS, continued

Subsequent to December 31, 2006, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2006 consisted primarily of $347,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $5,639,000, prepaid expenses of $21,000 and due from affiliates, net of $9,000. Liabilities at June 30, 2006 primarily consisted of $39,000 of payables to Local Limited Partnerships and $28,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2006 consisted primarily of $337,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $5,445,000, prepaid expenses of $25,000 and due from affiliates, net of $9,000. Liabilities at September 30, 2006 primarily consisted of $39,000 of payables to Local Limited Partnerships and $28,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2006 consisted primarily of $235,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $5,265,000, prepaid expenses of $22,000 and due from affiliates, net of $1,000. Liabilities at December 31, 2006 primarily consisted of $39,000 of payables to Local Limited Partnerships and $24,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership’s net loss for the three months ended June 30, 2006 was $(1,385,000), reflecting a decrease of approximately $339,000 from the net loss of $(1,724,000) for the three months ended June 30, 2005. The decrease in net loss was primarily due to the decrease in impairment loss of $273,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the three months ended June 30, 2005 there were advances of $(15,000) made to several Local Limited Partnerships which were reserved for in full as of June 30, 2005 compared to no such advances made during the three months ended June 30, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a decrease in equity in losses of Local Limited Partnerships of $55,000 for the three months ended June 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005. The Partnership’s net loss for the three months ended September 30, 2006 was $(200,000), reflecting a decrease of approximately $52,000 from the net loss of $(252,000) for the three months ended September 30, 2005. There was a decrease in equity in losses of Local Limited Partnerships of $55,000 for the three months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, reporting fees increased by $16,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the three months ended September 30, 2006 there were advances of $(19,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2006 compared to $(5,000) advanced and reserved for during the three months ended September 30, 2005. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees increased by $(2,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of accounting work performed.

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005. The Partnership’s net loss for the six months ended September 30, 2006 was $(1,585,000), reflecting a decrease of approximately $392,000 from the net loss of $(1,977,000) for the six months ended September 30, 2005. The decrease in net loss was primarily due to the decrease in impairment loss of $273,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease in equity in losses of Local Limited Partnerships of $111,000 for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Reporting fees increased by $16,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the six months ended September 30, 2006 there were advances of $(19,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2006 compared to $(20,000) advanced and reserved for during the six months ended September 30, 2005. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees increased by $(3,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of accounting work performed.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005. The Partnership’s net loss for the three months ended December 31, 2006 was $(288,000), reflecting an increase of approximately $(23,000) from the net loss of $(265,000) for the three months ended December 31, 2005. During the three months ended December 31, 2006 there were advances of $(91,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2006 compared to $(10,000) advanced and reserved for during the three months ended December 31, 2005. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a decrease in equity in losses of Local Limited Partnerships of $55,000 for the three months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees decreased by $5,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the timing of accounting work performed. Reporting fees decreased by $(2,000) for the three months ended December 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership’s net loss for the nine months ended December 31, 2006 was $(1,873,000), reflecting a decrease of approximately $369,000 from the net loss of $(2,242,000) for the nine months ended December 31, 2005. The decrease in net loss was primarily due to the decrease in impairment loss of $273,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was a decrease in equity in losses of Local Limited Partnerships of $166,000 for the nine months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Reporting fees increased by $15,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the nine months ended December 31, 2006 there were advances of $(110,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2006 compared to $(30,000) advanced and reserved for during the nine months ended December 31, 2005. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees decreased by $2,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing of accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net cash used during the three months ended June 30, 2006 was $(15,000), compared to net cash used during the three months ended June 30, 2005 of $(86,000). The change was partially due to the fact that the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(30,000) during the three months ended June 30, 2005 compared to no such payments during the three months ended June 30, 2006. Capital contributions are paid to the Local Limited Partnerships as certain benchmarks are met. The Partnership reimbursed the General Partner or affiliates $(19,000) during the three months ended June 30, 2006 compared to $(43,000) paid during the three months ended June 30, 2005 for accrued asset management fees and reimbursement of operating expenses paid. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2006 the Partnership made no advances to a Local Limited Partnership compared to $(15,000) advanced during the three months ended June 30, 2005 as discussed above. The distributions received from Local Limited Partnerships increased by $6,000 for the three months ended June 30, 2006 due to the fact that the Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. Net cash used during the six months ended September 30, 2006 was $(25,000) compared to net cash used during the six months ended September 30, 2005 of $(105,000). This change was partially due to capital contributions of $(35,000) made to a Local Limited Partnership during the six months ended September 30, 2005 compared to no such payments during the six months ended September 30, 2006. Capital contributions are paid to the Local Limited Partnerships as certain benchmarks are met. Additionally, the Partnership reimbursed the General Partner or affiliates $(44,000) during the six months ended September 30, 2006 for accrued asset management fees and reimbursement of operating expenses compared to $(64,000) paid during the three months ended September 30, 2005. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the six months ended September 30, 2006, $(19,000) was advanced to Local Limited Partnerships experiencing operational issues compared to $(28,000) advanced during the six months ended September 30, 2005 as discussed above. Reporting fees and distributions received increased by $16,000 and $4,000, respectively, for the six months ended September 30, 2006 due to the fact that reporting fees and distributions are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. Net cash used during the nine months ended December 31, 2006 was $(126,000) compared to net cash used during the nine months ended December 31, 2005 of $(139,000). This change was partially due to capital contributions of $(35,000) made to a Local Limited Partnership during the nine months ended December 31, 2005 compared to no such payments during the nine months ended December 31, 2006. Capital contributions are paid to Local Limited Partnerships as certain benchmarks are met. During the nine months ended December 31, 2006 the Partnership paid the General Partner $(62,000) for accrued asset management fees and reimbursement of operating expenses compared to $(90,000) paid during the nine months ended December 31, 2005. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the nine months ended December 31, 2006, $(110,000) was advanced to Local Limited Partnerships experiencing operational issues compared to $(38,000) advanced during the nine months ended December 31, 2005 as discussed above. During the nine months ended December 31, 2006, the Partnership was repaid for $8,000 of advances made to no such payments received during the nine months ended December 31, 2005. Advance repayments vary based on the ability of the Local Limited Partnerships to make the payments. Reporting fees and distributions received increased by $15,000 and $46,000, respectively, for the nine months ended December 31, 2006 due to the fact that reporting fees and distributions are paid to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2006, September 30, 2006 December 31, 2006, and March 31, 2006, (ii) the Condensed Statements of Operations for the three month periods ended June 30, 2006 and 2005, for the three and six months ended September 30, 2006 and 2005, and for the three and nine months ended December 31, 2006 and 2005 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2006, for the six months ended September 30, 2006, and for the nine months ended December 31, 2006 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2006 and 2005, for the six months ended September 30, 2006 and 2005, and for the nine months ended December 31, 2006 and 2005 and (v) the Notes to Condensed Financial Statements.

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

