Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

For the quarterly period ended September 30, 2007

For the quarterly period ended December 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

California	33-0707612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614

( Address of principle executive offices )

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

Large accelerated filer [  ] Accelerated file [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2007, September 30, 2007 and December 31, 2007

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007
ASSETS
Cash	$174,379	$98,179	$92	$235,855
Prepaid expenses	4,656	2,031	-	7,281
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,552,310	2,352,806	2,165,252	4,942,198
Due from affiliates, net	574	574	574	574

Total Assets	$2,731,919	$2,453,590	$2,165,918	$5,185,908

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$39,310	$39,310	$39,310	$39,310
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	35,469	26,199	37,891	31,614

Total Liabilities	74,779	65,509	77,201	70,924

Partners’ Equity (Deficit):
General Partner	(192,489)	(195,180)	(198,174)	(167,911)
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	2,849,629	2,583,261	2,286,891	5,282,895

Total Partners’ Equity (Deficit)	2,657,140	2,388,081	2,088,717	5,114,984
Total Liabilities and Partners’ Equity (Deficit)	$2,731,919	$2,453,590	$2,165,918	$5,185,908

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

(unaudited)

	2007	2006
	Three Months	Three Months
Reporting fees	$-	$1,500
Distribution income	2,983	-

Total operating income	2,983	1,500

Operating expenses and loss:
Amortization (Note 3)	12,630	13,590
Asset management fees (Note 3)	15,125	15,125
Impairment loss (Note 2)	2,184,054	1,186,381
Legal and accounting fees	1,284	734
Write off of advances to Local Limited Partnerships (Note 5)	54,937	-
Other	2,570	4,952

Total operating expenses and loss	2,270,600	1,220,782

Loss from operations	(2,267,617)	(1,219,282)

Equity in losses of Local Limited Partnerships (Note 2)	(190,402)	(166,247)

Interest income	175	418

Net loss	$(2,457,844)	$(1,385,111)

Net loss allocated to:
General Partner	$(24,578)	$(13,851)

Limited Partners	$(2,433,266)	$(1,371,260)

Net loss per Partnership Unit	$(111)	$(62)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2007 and 2006

(unaudited)

	2007		2006
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$29,036	$29,036	$19,000	$20,500
Distribution income	-	2,983	-	-

Total operating income	29,036	32,019	19,000	20,500

Operating expenses and loss:
Amortization (Note 3)	3,821	16,451	13,590	27,180
Asset management fees (Note 3)	15,125	30,250	15,125	30,250
Impairment loss (Note 2)	-	2,184,054	-	1,186,381
Legal and accounting fees	7,280	8,564	2,625	3,359
Write off of advances to Local Limited Partnerships (Note 5)	87,013	141,950	19,000	19,000
Other	1,196	3,766	3,020	7,972
Total operating expenses and loss	114,435	2,385,035	53,360	1,274,142

Loss from operations	(85,399)	(2,353,016)	(34,360)	(1,253,642)

Equity in losses of Local Limited Partnerships (Note 2)	(183,733)	(374,135)	(166,248)	(332,495)

Interest income	73	248	392	810

Net loss	$(269,059)	$(2,726,903)	$(200,216)	$(1,585,327)

Net loss allocated to:
General Partner	$(2,691)	$(27,269)	$(2,002)	$(15,853)

Limited Partners	$(266,368)	$(2,699,634)	$(198,214)	$(1,569,474)

Net loss per Partnership Unit	$(12)	$(123)	$(9)	$(71)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2007 and 2006

(unaudited)

	2007		2006
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$29,036	$-	$20,500
Distribution income	-	2,983	-	-

Total operating income	-	32,019	-	20,500

Operating expenses and loss:
Amortization (Note 3)	3,821	20,272	13,590	40,770
Asset management fees (Note 3)	15,125	45,375	15,125	45,375
Impairment loss (Note 2)	-	2,184,054	-	1,186,381
Legal and accounting fees	2,691	11,255	108	3,467
Write off of advances to Local Limited Partnerships (Note 5)	93,864	235,814	91,431	110,431
Other	132	3,898	1,908	9,880

Total operating expenses and loss	115,633	2,500,668	122,162	1,396,304

Loss from operations	(115,633)	(2,468,649)	(122,162)	(1,375,804)

Equity in losses of Local Limited Partnerships (Note 2)	(183,734)	(557,869)	(166,246)	(498,741)

Interest income	3	251	318	1,128

Net loss	$(299,364)	$(3,026,267)	$(288,090)	$(1,873,417)

Net loss allocated to:
General Partner	$(2,994)	$(30,263)	$(2,881)	$(18,734)

Limited Partners	$(296,370)	$(2,996,004)	$(285,209)	$(1,854,683)

Net loss per Partnerships Units	$(13)	$(136)	$(13)	$(84)

Outstanding weighted Partnership Units	$21,990	$21,990	$21,990	$21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2007, Six Months Ended September 30, 2007

And Nine Months Ended December 31, 2007

(unaudited)

For the Three Months Ended June 30, 2007

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(167,911)	$5,282,895	$5,114,984

Net loss	(24,578)	(2,433,266)	(2,457,844)

Partners’ equity (deficit) at June 30, 2007	$(192,489)	$2,849,629	$2,657,140

For the Six Months Ended September 30, 2007

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(167,911)	$5,282,895	$5,114,984

Net loss	(27,269)	(2,699,634)	(2,726,903)

Partners’ equity (deficit) at September 30, 2007	$(195,180)	$2,583,261	$2,388,081

For the Nine Months Ended December 31, 2007

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(167,911)	$5,282,895	$5,114,984

Net loss	(30,263)	(2,996,004)	(3,026,267)

Partners’ equity (deficit) at December 31, 2007	$(198,174)	$2,286,891	$2,088,717

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,457,844)	$(1,385,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,630	13,590
Impairment loss	2,184,054	1,186,381
Equity in losses of Local Limited Partnerships	190,402	166,247
(Increase) decrease in prepaid expenses	2,625	(3,781)
Increase in accrued fees and expenses due to General Partner and affiliates	3,855	2,185

Net cash used in operating activities	(64,278)	(20,489)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(54,937)	-
Write off of advances made to Local Limited Partnerships	54,937	-
Distributions received from Local Limited Partnerships	2,802	5,786
Net cash provided by investing activities	2,802	5,786

Net decrease in cash	(61,476)	(14,703)

Cash, beginning of period	235,855	361,469

Cash, end of period	$174,379	$346,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(2,726,903)	$(1,585,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	16,451	27,180
Impairment loss	2,184,054	1,186,381
Equity in losses of Local Limited Partnerships	374,135	332,495
(Increase) decrease in prepaid expenses	5,250	(7,561)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(5,415)	1,814

Net cash used in operating activities	(152,428)	(45,018)

Cash flows from in investing activities:
Advances made to Local Limited Partnerships	(141,950)	(19,000)
Write off of advances made to Local Limited Partnerships	141,950	19,000
Distributions received from Local Limited Partnerships	14,752	20,482

Net cash provided by investing activities	14,752	20,482

Net decrease in cash	(137,676)	(24,536)

Cash, beginning of period	235,855	361,469

Cash, end of period	$98,179	$336,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(3,026,267)	$(1,873,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,272	40,770
Impairment loss	2,184,054	1,186,381
Equity in losses of Local Limited Partnerships	557,869	498,741
(Increase) decrease in prepaid expenses	7,281	(4,937)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	6,277	(2,289)

Net cash used in operating activities	(250,514)	(154,751)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(235,814)	(110,431)
Write off of advances made to Local Limited Partnerships	235,814	110,431
Repayment of advances made to Local Limited Partnerships	-	8,012
Distributions received from Local Limited Partnerships	14,751	20,483

Net cash provided by investing activities	14,751	28,495

Net decrease in cash	(235,763)	(126,256)

Cash, beginning of period	235,855	361,469

Cash, end of period	$92	$235,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007, six months ended September 30, 2007 and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

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

As of September 30 and December 31, 2007, the Partnership has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2007 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to December 31, 2007.

The following table reflects dispositions that occurred subsequent to December 31, 2007:

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to the year ended December 31, 2007:

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

Subsequent to December 31, 2007, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

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

“Equity in losses of Local Limited Partnerships” for each year ended of the periods June 30, September 30 and December 31, 2007 and 2006 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For the three, six and nine months ended June 30, September 30 and December 31, 2007, respectively, as soon as the investment balance reached zero, the related costs for acquiring the investment were written off.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2007 five, five, five and three, investment accounts in Local Limited Partnerships, respectively, had reached a zero balance.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2007 and 2006 was $1,523,081 and $1,186,381, respectively. For the six months ended September 30, 2007 and 2006, impairment loss of $1,523,081 and $1,186,381, respectively, was recorded. Impairment loss for the nine months ended December 31, 2007 and 2006 was $1,523,081 and $1,186,381, respectively.

For the three, six and nine months ended June 30, September 30 and December 31, 2007, respectively, the Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2007 an impairment loss of $660,973 was recorded against the related intangibles. During the six months ended September 30, 2007 an impairment loss of $660,973 was recorded against the related intangibles. During the nine months ended December 31, 2007 an impairment loss of $660,973 was recorded against the related intangibles.

For the three, six and nine months ended June 30, September 30 and December 31, 2006, respectively, when the value of the Partnership’s investment had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. No such write off was recorded for any of the periods presented.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $12,630 and $13,590, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $16,451 and $27,180, respectively. For the nine months ended December 31, 2007 and 2006 amortization expense was $20,272 and $40,770, respectively.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

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

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2007 and 2006 was $1,523,081 and $1,186,381, respectively. For the six months ended September 30, 2007 and 2006, impairment loss of $1,523,081 and $1,186,381, respectively, was recorded. Impairment loss for the nine months ended December 31, 2007 and 2006 was $1,523,081 and $1,186,381, respectively.

For the three, six and nine months ended June 30, September 30 and December 31, 2007, respectively, the Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2007 an impairment loss of $660,973 was recorded against the related intangibles. During the six months ended September 30, 2007 an impairment loss of $660,973 was recorded against the related intangibles. During the nine months ended December 31, 2007 an impairment loss of $660,973 was recorded against the related intangibles.

For the three, six and nine months ended June 30, September 30 and December 31, 2006, respectively, when the value of the Partnership’s investment had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. No such write off was recorded for any of the periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$4,942,198	$7,011,330
Impairment loss	(2,184,054)	(1,186,381)
Equity in losses of Local Limited Partnerships	(190,402)	(808,469)
Distributions received from Local Limited Partnerships	(2,802)	(20,883)
Amortization of capitalized acquisition fees and costs	(12,630)	(53,399)
Investments per balance sheet, end of period	$2,552,310	$4,942,198

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$4,942,198	$7,011,330
Impairment loss	(2,184,054)	(1,186,381)
Equity in losses of Local Limited Partnerships	(374,135)	(808,469)
Distributions received from Local Limited Partnerships	(14,752)	(20,883)
Amortization of capitalized acquisition fees and costs	(16,451)	(53,399)
Investments per balance sheet, end of period	$2,352,806	$4,942,198

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$4,942,198	$7,011,330
Impairment loss	(2,184,054)	(1,186,381)
Equity in losses of Local Limited Partnerships	(557,869)	(808,469)
Distributions received from Local Limited Partnerships	(14,751)	(20,883)
Amortization of capitalized acquisition fees and costs	(20,272)	(53,399)
Investments per balance sheet, end of period	$2,165,252	$4,942,198

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$2,246,638	$3,962,923
Acquisition fees and costs, net of accumulated amortization of $0 and $818,633	305,672	979,275
Investments per balance sheet, end of period	$2,552,310	$4,942,198

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$2,050,955	$3,962,923
Acquisition fees and costs, net of accumulated amortization of $3,821 and $818,633	301,851	979,275
Investments per balance sheet, end of period	$2,352,806	$4,942,198

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$1,867,222	$3,962,923
Acquisition fees and costs, net of accumulated amortization of $7,642 and $818,633	298,030	979,275
Investments per balance sheet, end of period	$2,165,252	$4,942,198

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2007	2006
Revenues	$998,000	$982,000
Expenses:
Interest expense	222,000	227,000
Depreciation and amortization	291,000	284,000
Operating expenses	731,000	672,000
Total expenses	1,244,000	1,183,000

Net loss	$(246,000)	$(201,000)
Net loss allocable to the Partnership	$(259,000)	$(203,000)
Net loss recorded by the Partnership	$(190,000)	$(166,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2007	2006
Revenues	$1,996,000	$1,964,000
Expenses:
Interest expense	444,000	454,000
Depreciation and amortization	583,000	569,000
Operating expenses	1,462,000	1,344,000
Total expenses	2,489,000	2,367,000

Net loss	$(493,000)	$(403,000
Net loss allocable to the Partnership	$(518,000)	$(407,000
Net loss recorded by the Partnership	$(374,000)	$(332,000

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2007	2006
Revenues	$2,994,000	$2,947,000
Expenses:
Interest expense	666,000	682,000
Depreciation and amortization	874,000	853,000
Operating expenses	2,194,000	2,016,000
Total expenses	3,734,000	3,551,000

Net loss	$(740,000)	$(604,000)
Net loss allocable to the Partnership	$(778,000)	$(610,000)
Net loss recorded by the Partnership	$(558,000)	$(499,000)

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza as of June 30, September 30, December 31, and March 31, 2007 was $56,023, $42,899, $29,774, and $179,043, respectively. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of June 30, September 31, December 31, and March 31, 2007 was $62,451, $47,976, $33,502, and $76,925, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford as of June 30, September 30, December 31, and March 31, 2007 was $106,371, $70,562, $34,753, and $456,516, respectively. The Compliance Period for Ashford ends on December 31, 2012.

The Partnership was advised during the year ended March 31, 2003 that the Local Limited Partnership, Mesa Verde Apartments Limited Partnership (“Mesa Verde”) and its original Local General Partner, were not meeting their various guarantee requirements and partnership operational deficit needs. As a result, the Local General Partner was removed, and Associates brought in a substitute Local General Partner, Medlock Charitable Foundation, Inc. (“Medlock”) as managing general partner as well as Shelter Resource Corporation (“Shelter”) as general partner in November 2003. Medlock was unable to perform the general partner duties; therefore, Shelter became the new managing general partner in September 2004, and remains the Local General Partner as of the date of this report.

Since the Local Limited Partnership’s inception, there have been four managing agents providing property management services for Mesa Verde. Mesa Verde is currently being managed by Vantage Property Management and has been since November 2006.

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of June 30, September 30, December 31, and March 31, 2007 was $269,519, $167,776, $66,033, and $912,470, respectively. The Compliance Period for Mesa Verde ended on December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

In July 2005, the primary mortgage was refinanced with US Bank at a lowered interest rate of 6.17% and a reduced principal balance of $1,750,000. With the new principal balance, the annual debt service was lowered by approximately $60,000. US Bank had declared that the first mortgage was in technical default due to the DCR not staying within mandatory levels. Through negotiations, Associates was able to reach an agreement with US Bank. Associates offered a plan that cured the DCR default which was accepted by US Bank and they in turn waived their prepayment/yield maintenance provision of the mortgage where $150,000 was be written off for this provision in accordance with the sale of the property.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $0, $3,821, $7,642 and $651,100 as of June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2007, respectively. Impairment on the intangibles is measure by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs have been fully amortized.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,125 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $30,250. Management fees of $45,375 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General, Partner or its Affiliates $12,500 and $18,906 of those fees during the three months ended June 30, 2007 and 2006, respectively. For the six months ended September 30, 2007 and 2006 the Partnership paid $25,000 and $37,812, respectively. For the nine months ended December 31, 2007 and 2006, the Partnership paid $25,000 and $50,312, respectively. During the three months ended June 30, 2007 and the six months ended September 30, 2007 the Partnership overpaid its asset management fees. The over payments are reflected as prepaid expenses on the accompanying balance sheets.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2007 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $0 during the three months ended June 30, 2007 and 2006, respectively. For the six months ended September 30, 2007 and 2006, the Partnership reimbursed operating expenses of $17,747 and $6,107, respectively. For the nine months ended December 31, 2007 and 2006, operating expense reimbursements were $24,671 and $12,136, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007

Asset management fee payable	$-	$-	$13,094	$-
Advances made to the Partnership from General Partner or affiliates	22,097	22,097	24,797	22,097
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	13,372	4,102	-	9,517
Total	$35,469	$26,199	$37,891	$31,614

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 $39,310 was payable.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 the Partnership in total had advanced $260,031, $270,031, $280,031 and $260,031, respectively to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 the Partnership in total had advanced $432,742, $509,755, $593,619 and $377,805, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 the Partnership in total had advanced $4,939, $4,939, $4,939 and $4,939, respectively to one Local Limited Partnership, Wynwood Place, L.P in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2007 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to December 31, 2007.

The following table reflects the dispositions that occurred subsequent to December 31, 2007

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2007, September 30, 2007 and

December 31, 2007

(unaudited)

NOTE 6 – SUBSEQUENT EVENTS, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to the year ended December 31, 2007:

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

Subsequent to December 31, 2007, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006, and the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2007 consisted primarily of $174,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $2,552,000, prepaid expenses of $5,000 and due from affiliates, net of $1,000. Liabilities at June 30, 2007 primarily consisted of $39,000 of payables to Local Limited Partnerships and $35,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2007 consisted primarily of $98,000 in cash, aggregate investments in the fourteen Local Limited Partnerships of $2,353,000, prepaid expenses of $2,000 and due from affiliates, net of $1,000. Liabilities at September 30, 2007 primarily consisted of $39,000 of payables to Local Limited Partnerships and $26,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2007 consisted primarily of $100 in cash, aggregate investments in the fourteen Local Limited Partnerships of $2,165,000 and due from affiliates, net of $1,000. Liabilities at December 31, 2007 primarily consisted of $39,000 of payables to Local Limited Partnerships and $38,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership’s net loss for the three months ended June 30, 2007 was $(2,458,000), reflecting an increase of approximately $(1,073,000) from the net loss of $(1,385,000) for the three months ended June 30, 2006. The increase in net loss was primarily due to the increase in impairment loss of $(998,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the three months ended June 30, 2007 there were advances of $(55,000) made to several Local Limited Partnerships which were reserved for in full as of June 30, 2007 compared to no such advances made during the three months ended June 30, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was an increase in equity in losses of Local Limited Partnerships of $(24,000) for the three months ended June 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income increased by $1,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006 The Partnership’s net loss for the three months ended September 30, 2007 was $(269,000), reflecting an increase of approximately $(69,000) from the net loss of $(200,000) for the three months ended September 30, 2006. There was an increase of equity in losses of Local Limited Partnerships of $(17,000) for the three months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. During the three months ended September 30, 2007 there were advances of $(87,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2007 compared to $(19,000) advanced and reserved for during the three months ended September 30, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees increased by $(4,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the timing of accounting work performed. The amortization decreased by $10,000 for the three months ended September 30, 2007 due to the impairment of the intangible assets as of June 30, 2007, thereby reducing future amortization expenses. Reporting fees increased by $10,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006 The Partnership’s net loss for the six months ended September 30, 2007 was $(2,727,000), reflecting an increase of approximately $(1,142,000) from the net loss of $(1,585,000) for the six months ended September 30, 2006. There was an increase in equity in losses of Local Limited Partnerships of $(42,000) for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was an increase in impairment loss of $(998,000) for the six months ended September 30, 2007. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the six months ended September 30, 2007 there were advances of $(142,000) made to several Local Limited Partnerships which were reserved for in full as of September 30, 2007 compared to $(19,000) advanced and reserved for during the six months ended September 30, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees increased by $(5,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the timing of accounting work performed. The amortization decreased by $11,000 for the six months ended September 30, 2007 due to the impairment of the intangible assets as of June 30, 2007, thereby reducing future amortization expenses. Total operating income increased by $12,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006 The Partnership’s net loss for the three months ended December 31, 2007 was $(299,000), reflecting an increase of approximately $(11,000) from the net loss of $(288,000) for the three months ended December 31, 2006. There was an increase in equity in losses of Local Limited Partnerships of $(17,000) for the three months ended December 31, 2007. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The amortization decreased by $10,000 for the three months ended December 31, 2007 due to the impairment of the intangible assets as of June 30, 2007, thereby reducing future amortization expenses. During the three months ended December 31, 2007 there were advances of $(94,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2007 compared to $(91,000) advanced and reserved for during the three months ended December 31, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Accounting and legal fees increased by $(3,000) for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due to the timing of accounting work performed.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 The Partnership’s net loss for the nine months ended December 31, 2007 was $(3,026,000), reflecting an increase of approximately $(1,153,000) from the net loss of $(1,873,000) for the nine months ended December 31, 2006. There was an increase in equity in losses of Local Limited Partnerships of $(59,000) for the nine months ended December 31, 2007. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, there was an increase in impairment loss of $(998,000) for the nine months ended December 31, 2007. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The amortization decreased by $20,000 for the nine months ended December 31, 2007 due to the impairment of the intangible assets as of June 30, 2007, thereby reducing future amortization expenses. During the nine months ended December 31, 2007 there were advances of $(236,000) made to several Local Limited Partnerships which were reserved for in full as of December 31, 2007 compared to $(110,000) advanced and reserved for during the nine months ended December 31, 2006. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Total operating income increased by $12,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $(8,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing of accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Net cash used during the three months ended June 30, 2007 was $(61,000), compared to net cash used during the three months ended June 30, 2006 of $(15,000). The Partnership reimbursed the General Partner or affiliates $(13,000) during the three months ended June 30, 2007 compared to $(19,000) during the three months ended June 30, 2006 for accrued asset management fees and reimbursement of operating expenses paid on its behalf. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2007 the Partnership advanced $(55,000) to a Local Limited Partnership that was experiencing operational issues compared to no advances made during the three months ended June 30, 2006. Reporting fees decreased by $(2,000) for the three months ended June 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 Net cash used during the six months ended September 30, 2007 was $(138,000), compared to net cash used during the six months ended September 30, 2006 of $(25,000). The increase of cash used was mainly due to the increase of $(123,000) in advances made to Local Limited Partnership during the six months ended September 30, 2007 compared to the six months ended September 30, 2006 as discussed above. The Partnership paid $(43,000) during the six months ended September 30, 2007 for accrued asset management fees and of operating expenses compared to $(44,000) paid during the three months ended September 30, 2006. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees increased by $9,000 and distributions decreased by $(3,000) for the six months ended September 30, 20007 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 Net cash used during the nine months ended December 31, 2007 was $(236,000) compared to net cash used during the nine months ended December 31, 2006 of $(126,000). During the nine months ended December 31, 2007 the Partnership paid the General Partner $(50,000) for accrued asset management fees and reimbursement of operating expenses compared to $(62,000) for the nine months ended December 31, 2006. The accrued asset management fees and reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the nine months ended December 31, 2007, the Partnership made advances to a Local Limited Partnership of $(236,000) compared to $(110,000) advanced during the nine months ended December 31, 2006 as discussed above. No advances were repaid to the Partnership during the nine months ended December 31, 2007 compared to $8,000 repaid during the nine months ended December 31, 2006. Reporting fees increased by $9,000 and distributions decreased by $(3,000) for the nine months ended December 31, 20007 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of September 30 and December 31, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2007, September 30, 2007 December 31, 2007, and March 31, 2007, (ii) the Condensed Statements of Operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006 and the three and nine months ended December 31, 2007 and 2006 (iii) the Condensed Statements of Partners Equity for the three months ended June 30, 2007, for the six months ended September 30, 2007, and for the nine months ended December 31, 2007 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the nine months ended December 31, 2007 and 2006 and (v) the Notes to Condensed Financial Statements.

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

