Form 10-K
period 2008-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

For the fiscal year ended March 31, 2009

For the fiscal year ended March 31, 2010

For the fiscal year ended March 31, 2011

For the fiscal year ended March 31, 2012

For the fiscal year ended March 31, 2013

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

17782 Sky Park Circle,Irvine, CA

92614-6404(zip code)

(Address of principal executive offices)

(714) 662-5565

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995, and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership(the “Local Limited Partnership Agreement”).

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

The Partnership originally invested in fourteen Local Limited Partnerships, 4, 3, 3, 0, 0 and 0, respectively, of which had been sold or otherwise disposed as of March 31, 2013, 2012, 2011, 2010, 2009 and 2008. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period

Ashford Place Limited Partnership	2008	2012
Belen Vista Associates Limited Partnership	2007	2012
Blessed Rock of El Monte, a CA Limited Partnership	2007	2012
Bolivar Plaza Apartments, LP	2010	2014
Cleveland Apartments, L.P.	2010	2014
Crescent City Apartments, a California Limited Partnership	2010	2011
D. Hilltop Apartments, Ltd.	2011	2012
Greyhound Associates I, L.P.	2008	2012
Lamar Plaza Apartments, LP	2008	2012
Mesa Verde Apartments, Limited Partnership	2008	2012
Mountain Vista Associates Limited Partnership	2011	2011
The North Central Limited Partnership	2009	2014
Woodland, Ltd.	2008	2012
Wynwood Place, Limited Partnership	2009	2013

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

The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

During the year ended March 31, 2013, the Partnership sold its Local Limited Partnership interest in D. Hilltop Apartments, Ltd. (“D Hilltop”). During the year ended March 31, 2011, the Partnership sold its Housing Complex of The North Central Limited Partnership (“North Central”). The Partnership sold its Local Limited Partnership interest in Lamar Plaza Apartments, L.P. (“Lamar”), and the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”) during the year ended March 31, 2011. The Compliance Periods for North Central, Lamar and Mesa Verde expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership. The Compliance Period of D Hilltop has expired as the date of the sale so there is no risk of tax credit recapture to the investors in the Partnership. The investment balance was zero at the time of sale for each Local Limited Partnership listed below.

Local Limited Partnership	Debt at prior 12/31 from sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Mesa Verde Apartments, L.P.	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$137,413
The North Central Limited Partnership	313,264	640,000	3/23/2011	225,967	992	224,975
Lamar Plaza Apartments, LP	651,285	330,000	12/31/2010	20,000	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	16,953

The following table represents the use of the cash proceeds from the disposition of the four Local Limited Partnerships that were disposed of as of March 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
The North Central Limited Partnership	225,967	36,000	88,719	101,248
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225

Subsequent to March 31, 2013 the Partnership identified and sold its Local Limited Partnership interests in the following Local Limited Partnerships. The Compliance Period for all Local Limited Partnerships has been completed so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Blessed Rock of El Monte, a CA Limited Partnership (*)	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,250	$547,890	$1,805,244
Woodland, Ltd.	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) Proceeds in the amount of $2,355,384 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to March 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Blessed Rock of El Monte, a CA Limited Partnership	$2,355,384	$25,852	$966,695	$1,362,837
Woodland, Ltd.	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to March 31, 2013, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership will have expired at the expected date of the sale so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014.The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2013, 2012, 2011, 2010, 2009 and 2008, the Partnership had reduced the carrying amount to $0 with respect to nine, ten, thirteen, twelve, eight and seven, respectively, of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, impairment loss related to investments in Local Limited Partnerships was $0, $0, $87,338, $185,972 $957,996, $2,184,054, $1,186,381 and $1,459,091, respectively.

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

Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007 had a net increase (decrease) of $50,000, $26,000, $(33,000), $60,000, $61,000, $28,000, and $10,000, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. For the year ended March 31, 2007, the Partnership made payments toward asset management fees in excess of what was accrued in the amount of $7,281, which was included in prepaid expenses on the balance sheet. The future annual asset management fees will equal approximately $33,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of those Housing Complexes as of the dates or for the periods indicated:

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$1,832,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,452,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	2,454,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	361,000

Cleveland Apartments L.P.(3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	481,000	48	737,000	1,471,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	2,681,000

Greyhound Associates I, L.P.(2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	435,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,363,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,246,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	421,000

			$10,885,000	$10,851,000	573	$22,723,000	$13,716,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2013.

(3) Subsequent to March 31, 2013 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$541,000	$(231,000)	98.99%

Belen Vista Associates, Limited Partnership	469,000	23,000	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	987,000	77,000	49.50%

Bolivar Plaza Apartments	118,000	(47,000)	98.98%

Cleveland Apartments L.P.(2)	257,000	(33,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	271,000	(150,000)	99.00%

Greyhound Associates I, L.P.(1)	91,000	(29,000)	99.00%

Mountain Vista Associates Limited Partnership	328,000	2,000	98.99%

Woodland, Ltd.(1)	145,000	(63,000)	99.98%

Wynwood Place, Limited Partnership	149,000	(50,000)	99.98%

	$3,356,000	$(501,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2013.

(2) Subsequent to March 31, 2013 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$1,893,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,462,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	2,856,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	379,000

Cleveland Apartments L.P.(3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	481,000	48	737,000	1,506,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	2,694,000

D. Hilltop Apartments Ltd.(2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	416,000

Greyhound Associates I, L.P.(2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	452,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,372,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,342,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	440,000

			$10,986,000	$10,952,000	597	$22,910,000	$14,812,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2012.

(3) Subsequent to March 31, 2012 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$368,000	$(219,000)	98.99%

Belen Vista Associates, Limited Partnership	462,000	15,000	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	974,000	76,000	49.50%

Bolivar Plaza Apartments, LP	119,000	(50,000)	98.98%

Cleveland Apartments L.P.(2)	268,000	-	99.98%

Crescent City Apartments, a California Limited Partnership (1)	252,000	(136,000)	99.00%

D. Hilltop Apartments Ltd.(1)	120,000	(11,000)	99.00%

Greyhound Associates I, L.P.(1)	83,000	(35,000)	99.00%

Mountain Vista Associates Limited Partnership	303,000	(18,000)	98.99%

Woodland, Ltd.(1)	151,000	(36,000)	99.98%

Wynwood Place, Limited Partnership	156,000	(42,000)	99.98%

	$3,256,000	$(456,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2012.

(2) Subsequent to March 31, 2012 the Local Limited Partnership was identified for disposition but had not yet been sold as of the report date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$1,942,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,471,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	2,843,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	398,000

Cleveland Apartments L.P.(3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	481,000	48	737,000	1,502,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd.(2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	422,000

Greyhound Associates I, L.P.(2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	487,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,380,000

North Central Limited Partnership	New York, New York	City and Suburban Development Corp.	*	*	18	1,054,000	313,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,340,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	684,000

			$10,986,000	$10,952,000	615	$23,964,000	$14,742,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2011.

(3) Subsequent to March 31, 2011 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

* The Local Limited Partnership was disposed of subsequent to December 31, 2010 but prior to March 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$466,000	$(160,000)	98.99%

Belen Vista Associates, Limited Partnership	438,000	19,000	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	978,000	69,000	49.50%

Bolivar Plaza Apartments	112,000	(55,000)	98.98%

Cleveland Apartments L.P.(2)	242,000	(52,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	264,000	(140,000)	99.00%

D. Hilltop Apartments Ltd.(1)	122,000	(7,000)	99.00%

Greyhound Associates I, L.P.(1)	65,000	(46,000)	99.00%

Mountain Vista Associates Limited Partnership	265,000	(56,000)	98.99%

North Central Limited Partnership (1)	161,000	(42,000)	99.89%

Woodland, Ltd.(1)	146,000	(62,000)	99.98%

Wynwood Place, Limited Partnership	149,000	(42,000)	99.98%
	$3,408,000	$(574,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2011.

(2) Subsequent to March 31, 2011 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$1,992,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,479,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,086,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	416,000

Cleveland Apartments L.P.(3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	476,000	48	737,000	1,515,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd. (2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	427,000

Greyhound Associates I, L.P.(2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	480,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	651,000

Mesa Verde Apartments Limited Partnership (2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	1,920,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,388,000

North Central Limited Partnership (2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	335,000

Woodland, Ltd. (2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,262,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	474,000

			$16,416,000	$16,377,000	785	$31,666,000	$17,385,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 99% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2010.

(3) Subsequent to March 31, 2010 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$481,000	$(6,000)	98.99%

Belen Vista Associates, Limited Partnership	418,000	14,000	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	956,000	61,000	49.50%

Bolivar Plaza Apartments, LP	123,000	(31,000)	98.98%

Cleveland Apartments L.P.(2)	279,000	(43,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	281,000	(107,000)	99.00%

D. Hilltop Apartments Ltd. (1)	112,000	(3,000)	99.00%

Greyhound Associates I, L.P.(1)	89,000	(12,000)	99.00%

Lamar Plaza Apts., L.P. (1)	89,000	(42,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	448,000	340,000	99.00%

Mountain Vista Associates Limited Partnership	264,000	(47,000)	98.99%

North Central Limited Partnership (1)	139,000	(59,000)	99.89%

Woodland, Ltd.(1)	151,000	(43,000)	99.98%

Wynwood Place, Limited Partnership	143,000	(41,000)	99.98%

	$3,973,000	$(19,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2010.

(2) Subsequent to March 31, 2010 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership(3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,038,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,486,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,347,000

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	435,000

Cleveland Apartments L.P.(3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	476,000	48	737,000	1,528,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd.(2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	433,000

Greyhound Associates I, L.P.(2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	495,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	754,000

Mesa Verde Apartments Limited Partnership(2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	1,943,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,395,000

North Central Limited Partnership(2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	354,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,267,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	489,000

			$16,416,000	$16,377,000	785	$31,666,000	$17,924,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 98% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2009.

(3) Subsequent to March 31, 2009 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership(2)	$461,000	$(135,000)	98.99%

Belen Vista Associates, Limited Partnership	415,000	34,000	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	946,000	(26,000)	49.50%

Bolivar Plaza Apartments, LP	115,000	(60,000)	98.98%

Cleveland Apartments L.P.(2)	267,000	(57,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	259,000	(174,000)	99.00%

D. Hilltop Apartments Ltd.(1)	121,000	7,000	99.00%

Greyhound Associates I, L.P.(1)	81,000	(32,000)	99.00%

Lamar Plaza Apts., L.P. (1)	92,000	(48,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	540,000	(412,000)	99.00%

Mountain Vista Associates Limited Partnership	282,000	(24,000)	98.99%

North Central Limited Partnership (1)	131,000	(64,000)	99.89%

Woodland, Ltd. (1)	136,000	(45,000)	99.98%

Wynwood Place, Limited Partnership	164,000	(6,000)	99.98%

	$4,010,000	$(1,042,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2009.

(2) Subsequent to March 31, 2009 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership(3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$2,080,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,494,000

Blessed Rock of El Monte, a CA Limited Partnership (2)	El Monte, California	Everland, Inc.	2,511,000	2,511,000	137	8,899,000	3,444,000

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	451,000

Cleveland Apartments L.P. (3)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	515,000	476,000	48	737,000	1,540,000

Crescent City Apartments, a California Limited Partnership (2)	Crescent City, California	Crescent City Surf, Inc.	1,166,000	1,166,000	56	2,221,000	1,960,000

D. Hilltop Apartments Ltd. (2)	Prairie View, Texas	Donald W. Sowell	101,000	101,000	24	187,000	438,000

Greyhound Associates I, L.P. (2)	Windsor, Missouri	WCM Community Development Corp.	642,000	642,000	24	1,128,000	509,000

Lamar Plaza Apts., L.P.(2)	Lamar, Missouri	MBL Development Co.	738,000	738,000	28	1,230,000	692,000

Mesa Verde Apartments Limited Partnership(2)	Roswell, New Mexico	Shelter Resource Corporation	3,941,000	3,941,000	142	6,472,000	1,965,000

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,401,000

North Central Limited Partnership(2)	New York, New York	City and Suburban Development Corp.	751,000	751,000	18	1,054,000	372,000

Woodland, Ltd.(2)	Marion, Alabama	ACHR Corp.	1,288,000	1,288,000	42	2,112,000	1,272,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing.	534,000	534,000	24	780,000	503,000

			$16,416,000	$16,377,000	785	$31,666,000	$18,121,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 95% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)	The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2008.

(3)	Subsequent to March 31, 2008 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership(2)	$456,000	$(145,000)	98.99%

Belen Vista Associates, Limited Partnership	396,000	(15,000)	98.99%

Blessed Rock of El Monte, a CA Limited Partnership (1)	927,000	115,000	49.50%

Bolivar Plaza Apartments, LP	113,000	(14,000)	98.98%

Cleveland Apartments L.P.(2)	322,000	(65,000)	99.98%

Crescent City Apartments, a California Limited Partnership (1)	221,000	(153,000)	99.00%

D. Hilltop Apartments Ltd.(1)	110,000	5,000	99.00%

Greyhound Associates I, L.P.(1)	79,000	(39,000)	99.00%

Lamar Plaza Apts., L.P. (1)	50,000	(52,000)	99.97%

Mesa Verde Apartments Limited Partnership (1)	425,000	(411,000)	99.00%

Mountain Vista Associates Limited Partnership	268,000	(27,000)	98.99%

North Central Limited Partnership (1)	131,000	(69,000)	99.89%

Woodland, Ltd.(1)	130,000	(59,000)	99.98%

Wynwood Place, Limited Partnership	140,000	(58,000)	99.98%

	$3,768,000	$(987,000)

(1)	The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2008.

(2)	Subsequent to March 31, 2008 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P., Series 4

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003

Ashford Place, a Limited Partnership	Shawnee, Oklahoma	WNC Oklahoma, LLC	93%	54%	82%	94%	91%	90%	93%	83%	92%	83%

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	100%	100%	100%	100%	100%	100%	100%	96%	100%	96%

Blessed Rock of El Monte, a CA Limited Partnership	El Monte, California	Everland, Inc.	100%	100%	100%	100%	100%	99%	100%	100%	100%	100%

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	100%	100%	100%	100%	94%	100%	97%	100%	100%	100%

Cleveland Apartments L.P.	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	83%	85%	90%	96%	92%	90%	96%	79%	96%	85%

Crescent City Apartments, a California Limited Partnership	Crescent City, California	Crescent City Surf, Inc.	100%	100%	91%	98%	100%	100%	100%	100%	98%	98%

D. Hilltop Apartments Ltd.	Prairie View, Texas	Donald W. Sowell	N/A	96%	83%	92%	96%	100%	92%	100%	100%	88%

Greyhound Associates I, L.P.	Windsor, Missouri	WCM Community Development Corp.	88%	71%	67%	96%	92%	79%	88%	88%	92%	88%

Lamar Plaza Apts., L.P.	Lamar, Missouri	MBL Development Co.	N/A	N/A	N/A	96%	93%	82%	36%	61%	89%	89%

WNC Housing Tax Credit Fund V, L.P., Series 4

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	Shelter Resource Corporation	N/A	N/A	N/A	63%	57%	55%	69%	84%	82%	68%

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	94%	92%	91%	87%	87%	96%	92%	96%	94%	98%

North Central Limited Partnership	New York, New York	City and Suburban Development Corp.	N/A	N/A	100%	89%	94%	83%	94%	100%	94%	94%

Woodland, Ltd.	Marion, Alabama	ACHR Corp.	90%	95%	100%	95%	100%	93%	98%	93%	100%	88%

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	83%	88%	96%	88%	96%	100%	88%	83%	58%	67%
			95%	88%	93%	90%	89%	87%	89%	90%	93%	88%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, 2012, 2011, 2010, 2009 and 2008, there were 1,326, 1,323, 1,325, 1,323, 1,315, and 1,314, Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2013, 2012, 2011, 2010, 2009 and 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004

ASSETS
Cash	$296,821	$20,488	$153,987	$25,677	$21,443	$166	$235,855	$361,469	$517,435	$837,387
Investments in Local Limited Partnerships, net	650,468	629,335	606,786	697,775	914,118	2,015,782	4,942,198	7,011,330	9,372,757	10,923,902
Due from affiliates	-	-	-	-	-	-	574	8,586	574	574
Prepaid expenses	-	-	28,130	-	-	-	7,281	17,469	-	-
Other assets	17,775	-	-	-	-	-	-	-	-	-

Total Assets	$965,064	$649,823	$788,903	$723,452	$935,561	$2,015,948	$5,185,908	$7,398,854	$9,890,766	$11,761,863

LIABILITIES
Payables to Local Limited Partnerships	$33,810	$33,810	$33,810	$39,310	$39,310	$39,310	$39,310	$39,310	$74,625	$139,906
Accrued fees and expenses due to General Partner and affiliates	194,984	204,132	131,632	311,427	215,571	130,980	31,614	25,929	43,619	40,454
Accounts payable	-	-	920	-	-	-	-	-	-	-
Prepaid disposition proceeds	260,000	-	-	-	-	-	-	-	-	-

Total Liabilities	488,794	237,942	166,362	350,737	254,881	170,290	70,924	65,239	118,244	180,360

PARTNERS’ EQUITY	476,270	411,881	622,541	372,715	680,680	1,845,658	5,114,984	7,333,615	9,772,522	11,581,503

Total Liabilities and Partners’ Equity	$965,064	$649,823	$788,903	$723,452	$935,561	$2,015,948	$5,185,908	$7,398,854	$9,890,766	$11,761,863

Selected results of operations for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004

Loss from operations (Note 1)	$(46,266)	(248,397)	(155,522)	(371,966)	(1,224,447)	(2,566,459)	(1,411,533)	(1,610,187)	(873,052)	$(485,727)
Equity in income (losses) from Local Limited Partnerships	38,184	37,676	20,687	(23,171)	(113,083)	(703,117)	(808,469)	(830,792)	(939,791)	(1,011,324)
Gain on sale of Local Limited Partnerships (Note 2)	16,953	-	382,388	-	-	-	-	-	-	-
Interest income	35	61	2,273	18	5	250	1,371	2,072	3,862	7,480
Net income (loss)	$8,906	(210,660)	249,826	(395,119)	(1,337,525)	(3,269,326)	(2,218,631)	(2,438,907)	(1,808,981)	$(1,489,571)

Net income (loss) allocated to:
General Partner	$89	(2,107)	2,498	(3,951)	(13,375)	(32,693)	(22,186)	(24,389)	(18,090)	$(14,896)

Limited Partners	$8,817	(208,553)	247,328	(391,168)	(1,324,150)	(3,236,633)	(2,196,445)	(2,414,518)	(1,790,891)	$(1,474,675)

Net income (loss) per Partnership Unit	$.40	(9.50)	11.25	(17.79)	(60.22)	(147.19)	(99.88)	(109.80)	(81.44)	$(67.06)

Outstanding weighted Partnership Units	21,952	21,955	21,990	21,990	21,990	21,990	21,990	21,990	21,990	21,990

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006, 2005 and 2004 include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $87,338, $185,972, $957,996, $2,184,054, $1,186,381, $1,459,091, $547,547 and $237,163, respectively. (See Note 2 to the financial statements.)

Selected results of cash flows for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004

Net cash provided by (used in):

Operating activities	$(10,471)	$(141,426)	$(265,716)	$4,234	$(87)	$(250,841)	$(154,509)	$(129,825)	(260,958)	$(159,806)
Investing activities	286,804	7,927	394,026	-	21,364	15,152	28,895	(26,141)	(58,994)	(9,049)

Net change in cash	276,333	(133,499)	128,310	4,234	21,277	(235,689)	(125,614)	(155,966)	(319,952)	(168,855)

Cash, beginning of year	20,488	153,987	25,677	21,443	166	235,855	361,469	517,435	837,387	1,006,242

Cash, end of year	$296,821	$20,488	$153,987	$25,677	$21,443	$166	$235,855	$361,469	$517,435	$837,387

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003

Federal	$-	$-	$7	$18	$50	$95	$118	$121	$120	$121
State	-	-	-	-	-	-	-	-	-	-

Total	$-	$-	$7	$18	$50	$95	$118	$121	$120	$121

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2011 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In February 2011, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2011. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

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

Financial Condition

As of March 31, 2013

The Partnership’s assets at March 31, 2013 consisted of $297,000 in cash, other assets of $18,000 and aggregate investments in 10 Local Limited Partnerships of $650,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2013 consisted of $195,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) prepaid disposition proceeds of $260,000 and $34,000 in payables to Local Limited Partnerships.

As of March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $20,000 in cash and aggregate investments in 11 Local Limited Partnerships of $629,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $204,000 of accrued fees and advances due to General Partner and/or its affiliates,(See “Future Contractual Cash Obligations” below) and $34,000 in payables to Local Limited Partnerships.

As of March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $154,000 in cash,$28,000 in prepaid expenses and aggregate investments in 11 Local Limited Partnerships of $607,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2011 consisted of$132,000 of accrued fees and advances due to General Partner and/or its affiliates,$1,000 in accounts payable (See “Future Contractual Cash Obligations” below) and $34,000 in payables to Local Limited Partnerships.

As of March 31, 2010

The Partnership’s assets at March 31, 2010 consisted of $26,000 in cash and aggregate investments in 14 Local Limited Partnerships of $698,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2010 consisted of $311,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $39,000 in payables to Local Limited Partnerships.

As of March 31, 2009

The Partnership’s assets at March 31, 2009 consisted of $21,000 in cash, and aggregate investments in 14 Local Limited Partnerships of $914,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2009 consisted of $216,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and $39,000 in payables to Local Limited Partnerships.

As of March 31, 2008

The Partnership’s assets at March 31, 2008 consisted of $200 in cash and aggregate investments in 14 Local Limited Partnerships of $2,016,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2008 consisted of $131,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See “Future Contractual Cash Obligations” below) and $39,000 in payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31, 2013 was $9,000, reflecting an increase of $220,000 from the net loss experienced for the year ended March 31, 2012 of $(211,000). That decrease in net loss was largely due to a decrease of $178,000 in write off of advances to Local Limited Partnerships. During the year ended March 31, 2013 there were advances of $(2,000) made a Local Limited Partnership which were reserved for in full as of March 31, 2013 compared to $(180,000) advanced and reserved for during the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees increased by $(5,000) for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the timing of the accounting work performed. Reporting fees decreased by $(2,000) which was offset by an increase of $20,000 in distribution income for the year ended March 31, 2013 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. For the year ended March 31, 2013 there was a gain on sale of Local Limited Partnership of $17,000 compared to no gain for the year ended March 31, 2012. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(211,000), reflecting a decrease of $(461,000) from the net income experienced for the year ended March 31, 2011 of $250,000. That decrease in net income was largely due to a decrease of $(382,000) in gain on sale of Local Limited Partnerships. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year. There was a decrease of $87,000 in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was also a $(180,000) increase in write off of advances to Local Limited Partnerships. During the year ended March 31, 2012 there were advances of $(180,000) made to several Local Limited Partnerships which were reserved for in full as of March 31, 2012 compared to no advances made during the year ended March 31, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees decreased by $17,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the timing of the accounting work performed. Reporting fees decreased by $(3,000) which was offset by the $3,000 increase in distribution income for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $17,000 increase of equity in income of Local Limited Partnerships for the year ended March 31, 2012. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. The asset management fees decreased by $5,000 for the year ended March 31, 2012 due to the fact that the asset management fee is calculated on the Invested Assets of the Local Limited Partnerships, which decreased due to the sales of the Local Limited Partnerships. Other income decreased by $14,000 due to the fact that receivables previously written off were repaid for the year ending March 31, 2011. Other expenses increased by $(7,000) for the year ended March 31, 2012, primarily due to the increase of property inspection expenses for the Local Limited Partnerships.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The Partnership’s net income for the year ended March 31, 2011 was $250,000, reflecting a change of $645,000 from the net loss experienced for the year ended March 31, 2010 of $(395,000). That increase in net income was largely due to an increase of $382,000 in gain on sale of Local Limited Partnerships. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year. There was also a $99,000 decrease in impairment loss for the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The equity in income of Local Limited Partnerships increased by $44,000 for the year ended March 31, 2011 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. Additionally, there was a decrease of $138,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010. There were no advances made during the year ended March 31, 2011 compared to advances of $(138,000) that were made and reserved for during the year ended March 31, 2010. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees increased by $(4,000) for the year ended March 31, 2011 compared to the year ended March 31, 2010 due to the timing of the accounting work performed. The asset management fees decreased by $5,000 for the year ended March 31, 2011 due to the fact that the asset management fee is calculated on the Invested Assets of the Local Limited Partnerships, which decreased due to the sales of the Local Limited Partnerships. Reporting fees decreased by $(24,000) and distribution income decreased by $(6,000) for the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payments. Other income increased by $14,000 for the year ended March 31, 2011 due to the fact that receivables previously written off were repaid.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009 The Partnership’s net loss for the year ended March 31, 2010 was $(395,000), reflecting a decrease of $943,000 from the net loss experienced for the year ended March 31, 2009 of $(1,338,000). There was a $772,000 decrease in impairment loss for the year ended March 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Additionally, during the year ended March 31, 2010 there were advances of $(138,000) that were made and fully reserved for in the same year compared to advances of $(164,000) made and reserved for during the year ended March 31, 2009. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(26,000) which was partially offset by a $6,000 increase in distribution income for the year ended March 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payments. The amortization decreased by $2,000 for the year ended March 31, 2010 due to the fact that intangibles were partially impaired during the year, thereby decreasing amortization expense. The accounting and legal fees decreased by $59,000 for the year ended March 31, 2010 compared to the year ended March 31, 2009 due to the timing of the accounting work performed. The equity in losses also decreased by $90,000 for the year ended March 31, 2010 compared to March 31, 2009 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008 The Partnership’s net loss for the year ended March 31, 2009 was $(1,338,000), reflecting a decrease of $1,931,000 from the net loss of $(3,269,000) experienced for the year ended March 31, 2008. The change in net loss was largely due to a decrease of $1,226,000 in impairment loss for the year ended March 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The equity in losses of Local Limited Partnerships decreased by $590,000 for the year ended March 31, 2009 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. During the year ended March 31, 2009 advances of $(164,000) were made to Local Limited Partnerships and reserved for in full compared to advances of $(307,000) made and reserved for during the year ended March 31, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. There was a $(63,000) increase in accounting and legal fees for the year ended March 31, 2009 due to the timing of accounting work performed. The amortization decreased by $15,000 for the year ended March 31, 2009 due to the fact intangibles were partially impaired during the year, thereby decreasing amortization expense. Reporting fees increased by $31,000 as well as a $3,000 increase in distribution income for the year ended March 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payments.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The Partnership’s net loss for the year ended March 31, 2008 was $(3,269,000), reflecting an increase of $(1,050,000) from the net loss of $(2,219,000) experienced for the year ended March 31, 2007. The change in net loss was largely due to an increase of $(998,000) in impairment loss for the year ended March 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. Equity in losses of Local Limited Partnerships decreased by $(105,000) for the year ended March 31, 2008 due to the fact that the operations of the underlying Housing Complexes of the Local Limited Partnerships will vary from year to year depending on the operations of each of the Local Limited Partnerships. During the year ended March 31, 2008 advances of $(307,000) were made to Local Limited Partnerships and reserved for in full compared to $(110,000) in advances being made and reserved for during the year ended March 31, 2007. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The amortization decreased by $29,000 for the year ended March 31, 2008 due to the fact that when a Local Limited Partnership’s investment balance reaches zero the acquisition costs and fees associated with that investment are expensed, resulting in a decreased future amortization expense. There was a $(7,000) increase in accounting and legal fees for the year ended March 31, 2008 due to the timing of accounting work performed. Reporting fees increased by $9,000 as well as a $3,000 increase for distribution income for the year ended March 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payments.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $276,000 compared to a net decrease in cash for the year ended March 31, 2012 of $(134,000). During the year ended March 31, 2013, the Partnership did not pay any accrued asset management fees compared to $25,000 paid during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership reimbursed the General Partner or an affiliate $47,000 for operating expenses paid on its behalf compared to $8,000 paid during the year ended March 31, 2012. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $2,000 more in reporting fees and $22,000 more in distributions for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership advanced $2,000 to troubled Local Limited Partnerships during the year ended March 31, 2013 compared to $180,000 advanced during the year ended March 31, 2012 as discussed above. During the year ended March 31, 2013 the Partnership received $260,000 in prepaid disposition proceeds compared to no such fees collected during the year ended March 31, 2012. The cash represented deposits for two dispositions that were anticipated to close subsequent to March 31, 2013. During the year ended March 31, 2013 the Partnership received $17,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds during the year ended March 31, 2012. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash during the year ended March 31, 2012 was $(133,000) compared to a net increase in cash for the year ended March 31, 2011 of $128,000. During the year ended March 31, 2012, the Partnership paid accrued asset management fees of $25,000 compared to $89,000 paid during the year ended March 31, 2011. During the year ended March 31, 2012 the Partnership paid $8,000 to the General Partner or an affiliate for operating expenses paid on its behalf compared to $167,000 reimbursed during the year ended March 31, 2011. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $3,000 less in reporting fees and $7,000 less in distributions for the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the year ended March 31, 2012 the Partnership made no payments of capital contributions to a Local Limited Partnership compared to $6,000 paid during the year ended March 31, 2011. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The Partnership advanced $180,000 to troubled Local Limited Partnerships during the year ended March 31, 2012 compared to no advances during the year ended March 31, 2011 as discussed above. During the year ended March 31, 2011 the Partnership received $382,000 in net proceeds from the disposition of certain Local Limited Partnerships compared to no proceeds during the year ended March 31, 2012.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net increase in cash during the year ended March 31, 2011 was $128,000 compared to a net increase in cash for the year ended March 31, 2010 of $4,000. During the year ended March 31, 2011 the Partnership made no advances to the Local Limited Partnerships compared to $(138,000) advanced during the year ended March 31, 2010 as discussed above. The Partnership paid accrued asset management fees of $89,000 during the year ended March 31, 2011 compared to no fees paid during the year ended March 31, 2011. During the year ended March 31, 2011 the Partnership reimbursed the General Partner or an affiliate $167,000 for operating expenses paid on its behalf compared to no reimbursements during the year ended March 31, 2010. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2011 the Partnership made $(6,000) in capital contributions to a Local Limited Partnership compared to no payments to Local Limited Partnerships during the year ended March 31, 2010. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. The Partnership received $11,000 more in distributions and had a $(24,000) decrease in reporting fees from Local Limited Partnerships for the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the year ended March 31, 2011 the Partnership received $382,000 in net proceeds from the disposition of certain Local Limited Partnerships compared to no proceeds during the year ended March 31, 2010.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009 The net increase in cash during the year ended March 31, 2010 was $4,000 compared to a net increase in cash for the year ended March 31, 2009 of $21,000. During the year ended March 31, 2010 the Partnership advanced $(138,000) to the Local Limited Partnerships while the Partnership advanced $(164,000) during the year ended March 31, 2009 as discussed above. The Partnership received $(15,000) less in distributions from Local Limited Partnerships for the year ended March 31, 2010 as discussed above. During the year ended March 31, 2010 the Partnership did not reimburse the General Partner or an affiliate compared to $(20,000) reimbursed for operating expenses during the year ended March 31, 2010. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008 The net increase in cash during the year ended March 31, 2009 was $21,000 compared to a net decrease in cash for the year ended March 31, 2008 of $(236,000). During the year ended March 31, 2009 the Partnership advanced $(164,000) to troubled Local Limited Partnerships while $(307,000) was advanced during the year ended March 31, 2008 as discussed above. During the year ended March 31, 2009 the Partnership collected reporting fees of $60,000 from Local Limited Partnerships compared to $29,000 collected during the year ended March 31, 2008. Additionally, the Partnership collected $9,000 more in distributions from Local Limited Partnerships during the year ended March 31, 2009 compared to the year ended March 31, 2008. The Local Limited Partnerships pay the distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. For the year ended March 31, 2009 the Partnership paid the General Partner and affiliates approximately $20,000 for reimbursement for expenses paid on behalf of the Partnership compared to $25,000 paid during the year ended March 31, 2008. The Partnership did not pay any accrued asset management fees during the year ended March 31, 2009 compared to fees of $25,000 paid during the year ended March 31, 2008. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The net decrease in cash during the year ended March 31, 2008 was $(236,000) compared to a net decrease in cash for the year ended March 31, 2007 of $(126,000). During the year ended March 31, 2008 the Partnership advanced $(307,000) to troubled Local Limited Partnerships while advances of $(110,000) were paid during the year ended March 31, 2007. Advances are made to Local Limited Partnerships if Local Limited Partnerships are experiencing operational and cash flow issues and the Partnership deems it necessary to advance the cash. During the year ended March 31, 2007, repayments of advances to Local Limited Partnerships totaling $8,000 were received compared to no such receipts during the year ended March 31, 2008. During the year ended March 31, 2008 the Partnership collected $9,000 more in reporting fees and $(5,000) less in distributions from Local Limited Partnerships compared to the year ended March 31, 2007. The Local Limited Partnerships pay the distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. For the year ended March 31, 2008 the Partnership paid the General Partner and affiliates approximately $(25,000) for reimbursement for expenses paid on behalf of the Partnership compared to $(12,000) paid during the year ended March 31, 2007. The Partnership paid $(25,000) in accrued asset management fees during the year ended March 31, 2008 compared to fees of $(50,000) paid during the year ended March 31, 2007. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza as of March 31, 2010, 2009, 2008, and 2007 was $0, $0, $16,650, and $179,043, respectively. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 was $0, $0, $0, $0, $12,976, $19,028, and $76,925, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford as of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 was $0, $0,$0,$0, $0, $0, and $456,516, respectively . The Compliance Period for Ashford ends on December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of March 31, 2010, 2009, 2008, and 2007 was $0, $0, $0, and $912,470, respectively. The Compliance Period for Mesa Verde ended on December 31, 2012.

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

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$228,046	$33,061	$33,061	$33,061	$33,061	$1,057,952	$1,418,242
Payable to Local Limited Partnerships	33,811	-	-	-	-	-	33,811
Total contractual cash obligations	$261,857	$33,061	$33,061	$33,061	$33,061	$1,057,952	$1,452,053

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The projected asset management fees do not include Blessed Rock of El Monte, a CA Limited Partnership, Woodland, Ltd., Greyhound Associates I, L.P., and Crescent City Apartment, a CA Limited Partnership. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables to Local Limited Partnerships, see Notes 2,3 and 5 to the financial statements included elsewhere herein.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 as of March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007,and the related statements of operations, partners’ equity (deficit), and cash flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $547,893, $519,559, $489,810, $472,738, $686,190, $1,480,682 and $912,470 of the total Partnership assets as of March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007, respectively, and $38,185, $37,677, $34,210, $30,188, $(72,717), $(470,304), $(322,216) and $(398,116) of the total Partnership income (loss) for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 as of March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
November 4, 2013

INDEPENDENT AUDITOR’S REPORT

To the Partners

ASHFORD PLACE, A LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of ASHFORD PLACE, A LIMITED PARTNERSHIP, as of December 31, 2007 and 2006 and the related statements of operations, changes in partner’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASHFORD PLACE, A LIMITED PARTNERSHIP as of December 31, 2007 and 2006 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
April 11, 2008

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide- Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Bolivar Plaza Apts, L.P.

We have audited the accompanying balance sheet of Bolivar Plaza Apts, L.P., a Missouri Limited Partnership, as of December 31, 2007 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bolivar Plaza Apts, L.P. as of December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

February 26, 2008

INDEPENDENT AUDITOR’S REPORT

To the Partners

Bolivar Plaza Apts, L.P.

We have audited the accompanying balance sheet of Bolivar Plaza Apts, L.P., as of December 31, 2008 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bolivar Plaza Apts, L.P. as of December 31, 2008 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

March 15, 2009

Reznick Group, RC. 7700 Old Georgetown Road Suite 400 Bethesda, MD 20814-6224	Tel: (301) 652-9100 Fax: (301) 652-1848 www.reznickgroup.com

BOLIVAR PLAZA APTS 2007

INDEPENDENT AUDITOR’S REPORT

To the Partners

Blessed Rock of El Monte

We have audited the accompanying balance sheet of Blessed Rock of El Monte (a California Limited Partnership) as of December 31, 2007, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in note 8 of the financial statements, certain errors resulting principally in the overstatement of depreciation and amortization due to misallocation of building, deferred fees and organization cost, in prior years, were discovered by management of the Partnership during the current year. Accordingly, adjustments have been made to partners’ equity (deficit) as of January 1, 2007, to correct the errors.

Skokie, Illinois	Taxpayer Identification Number
December 17, 2008	52-1088612

Lead Auditor: Jeff Dowd

Atlanta ● Austin ● Baltimore ● Bethesda ● Birmingham ● Charlotte ● Chicago ● Los Angeles ● Sacramento ● Tysons Corner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Blessed Rock of El Monte

We have audited the accompanying balance sheet of Blessed Rock of El Monte, a California Limited Partnership, as of December 31, 2008 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2008 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

March 1, 2009

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Blessed Rock of El Monte

We have audited the accompanying balance sheet of Blessed Rock of El Monte, a California Limited Partnership, as of December 31, 2009 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2009 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
February 19, 2010

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide- Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Blessed Rock of El Monte

We have audited the accompanying balance sheet of Blessed Rock of El Monte, a California Limited Partnership, as of December 31, 2010 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2010 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
February 4, 2011

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide- Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Blessed Rock of El Monte

We have audited the accompanying balance sheet of Blessed Rock of El Monte, a California Limited Partnership, as of December 31, 2011 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2011 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
January 27, 2012

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide- Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Blessed Rock of El Monte

We have audited the accompanying financial statements of Blessed Rock of El Monte, as of December 31, 2012 and the related statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2012. Blessed Rock of El Monte’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blessed Rock of El Monte as of December 31, 2012 and the result of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
January 25, 2013

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

Member of

IGAF Worldwide - Member Firms in Principal Cities. PCAOB - Public Company Accounting Oversight Board
AICPA Centers. Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center. Private Companies Practice Section (PCPS)

INDEPENDENT AUDITOR’S REPORT

To the Partners

MESA VERDE APARTMENTS, LP.

Roswell, New Mexico

We have audited the accompanying balance sheets of MESA VERDE APARTMENTS, L.P., as of December 31, 2007 and 2006 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MESA VERDE APARTMENTS, L.P. as of December 31, 2007 and 2006 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana

April 25, 2008

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002 Telephone (504) 837-0770 . Fax (504) 837-7102

Member of

IGAF Worldwide - Member Finns in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012	2011	2010	2009	2008	2007
ASSETS
Cash	$296,821	$20,488	$153,987	$25,677	$21,443	$166	$235,855
Prepaid expenses	-	-	28,130	-	-	-	7,281
Other assets	17,775	-	-	-	-	-	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	650,468	629,335	606,786	697,775	914,118	2,015,782	4,942,198
Due from affiliates	-	-	-	-	-	-	574

Total Assets	$965,064	$649,823	$788,903	$723,452	$935,561	$2,015,948	$5,185,908

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$33,810	$33,810	$33,810	$39,310	$39,310	$39,310	$39,310
Accrued fees and advances due to General Partner and affiliates (Note 3)	194,984	204,132	131,632	311,427	215,571	130,980	31,614
Accounts payable	-	-	920	-	-	-	-
Prepaid disposition proceeds	260,000	-	-	-	-	-	-

Total Liabilities	488,794	237,942	166,362	350,737	254,881	170,290	70,924

Partners’ Equity (Deficit)
General Partner	97,734	42,162	44,269	41,771	(41,432)	(200,604)	(167,911)
Limited Partners (25,000 Partnership Units authorized; 21,952, 21,955, 21,990, 21,990, 21,990, 21,990, and 21,990 Partnership Units issued and outstanding)	378,536	369,719	578,272	330,944	722,112	2,046,262	5,282,895

Total Partners’ Equity (Deficit)	476,270	411,881	622,541	372,715	680,680	1,845,658	5,114,984

Total Liabilities and Partners’ Equity (Deficit)	$965,064	$649,823	$788,903	$723,452	$935,561	$2,015,948	$5,185,908

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011	2010	2009	2008	2007	2006

Reporting fees	$6,000	$7,916	$10,581	$34,031	$60,201	$29,036	$20,500	$7,350
Distribution income	29,216	8,769	6,187	12,250	5,967	2,983	-	-
Other income	-	-	13,786	-	-	-	-	-
Total operating income	35,216	16,685	30,554	46,281	66,168	32,019	20,500	7,350

Operating expenses and loss:
Amortization (Notes 2 and 3)	7,200	7,200	7,200	7,200	9,221	24,093	53,399	54,358
Asset management fees (Note 3)	50,149	50,784	55,541	60,500	60,500	60,500	60,500	60,500
Impairment loss (Note 2)	-	-	87,338	185,972	957,996	2,184,054	1,186,381	1,459,091
Accounting and legal fees	11,401	6,439	23,431	18,966	77,973	15,024	7,582	5,198
Write off of advances to Local Limited Partnerships (Note 5)	2,088	180,395	-	138,241	163,811	306,840	110,431	30,388
Other	10,644	20,264	12,566	7,368	21,114	7,967	13,740	8,002
Total operating expenses and loss	81,482	265,082	186,076	418,247	1,290,615	2,598,478	1,432,033	1,617,537

Loss from operations	(46,266)	(248,397)	(155,522)	(371,966)	(1,224,447)	(2,566,459)	(1,411,533)	(1,610,187)
Equity in income (losses) of Local Limited Partnerships (Note 2)	38,184	37,676	20,687	(23,171)	(113,083)	(703,117)	(808,469)	(830,792)
Gain on sale of Local Limited Partnerships (Note 2)	16,953	-	382,388	-	-	-	-	-
Interest income	35	61	2,273	18	5	250	1,371	2,072

Net income (loss)	$8,906	$(210,660)	$249,826	$(395,119)	$(1,337,525)	$(3,269,326)	$(2,218,631)	$(2,438,907)

Net income (loss) allocated to:
General Partner	$89	$(2,107)	$2,498	$(3,951)	$(13,375)	$(32,693)	$(22,186)	$(24,389)
Limited Partners	$8,817	$(208,553)	$247,328	$(391,168)	$(1,324,150)	$(3,236,633)	$(2,196,445)	$(2,414,518)

Net income (loss) per Partnership Unit	$.40	$(9.50)	$11.25	$(17.79)	$(60.22)	$(147.19)	$(99.88)	$(109.80)

Outstanding weighted Partnership Units	21,952	21,955	21,990	21,990	21,990	21,990	21,990	21,990

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2005	$(121,336)	$9,893,858	$9,772,522

Net loss	(24,389)	(2,414,518)	(2,438,907)

Partners’ equity (deficit) at March 31, 2006	(145,725)	7,479,340	7,333,615

Net loss	(22,186)	(2,196,445)	(2,218,631)

Partners’ equity (deficit) at March 31, 2007	(167,911)	5,282,895	5,114,984

Net loss	(32,693)	(3,236,633)	(3,269,326)

Partners’ equity (deficit) at March 31, 2008	(200,604)	2,046,262	1,845,658

Net loss	(13,375)	(1,324,150)	(1,337,525)

Contributions (Note 7)	172,547	-	172,547

Partners’ equity (deficit) at March 31, 2009	(41,432)	722,112	680,680

Net loss	(3,951)	(391,168)	(395,119)

Contributions (Note 7)	87,154	-	87,154

Partners’ equity (deficit) at March 31, 2010	41,771	330,944	372,715

Net income	2,498	247,328	249,826

Partners’ equity (deficit) at March 31, 2011	44,269	578,272	622,541

Net loss	(2,107)	(208,553)	(210,660)

Partners’ equity (deficit) at March 31, 2012	42,162	369,719	411,881

Net income	89	8,817	8,906

Contributions (Note 7)	55,483	-	55,483

Partners’ equity (deficit) at March 31, 2013	$97,734	$378,536	$476,270

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2013	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$8,906	$(210,660)	$249,826	$(395,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	7,200	7,200	7,200	7,200
Impairment loss	-	-	87,338	185,972
Equity in (income) losses of Local Limited Partnerships	(38,184)	(37,676)	(20,687)	23,171
(Increase) decrease in prepaid expenses	-	28,130	(28,130)	-
Increase in other assets	(17,775)	-	-
Increase (decrease) in accounts payable	-	(920)	920	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	46,335	72,500	(179,795)	183,010
Gain on sale of Local Limited Partnerships	(16,953)	-	(382,388)	-

Net cash provided by (used in) operating activities	(10,471)	(141,426)	(265,716)	4,234

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	-	(5,500)	-
Distributions from Local Limited Partnerships	9,851	7,927	17,138	-
Advances to Local Limited Partnerships	(2,088)	(180,395)	-	(138,241)
Write off of advances to Local Limited Partnerships	2,088	180,395	-	138,241
Prepaid disposition proceeds	260,000	-	-	-
Net proceeds from sale of Local Limited Partnerships	16,953	-	382,388	-

Net cash provided by investing activities	286,804	7,927	394,026	-

Net increase (decrease) in cash	276,333	(133,499)	128,310	4,234

Cash, beginning of year	20,488	153,987	25,677	21,443

Cash, end of year	$296,821	$20,488	$153,987	$25,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$55,483	$-	$-	$87,154

.

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,
	2009	2008	2007	2006

Cash flows from operating activities:
Net loss	$(1,337,525)	$(3,269,326)	$(2,218,631)	$(2,438,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,221	24,093	53,399	54,358
Impairment loss	957,996	2,184,054	1,186,381	1,459,091
Equity in losses of Local Limited Partnerships	113,083	703,117	808,469	830,792
Decrease in due from affiliates	-	574	-	-
(Increase) decrease in prepaid expenses	-	7,281	10,188	(17,469)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	257,138	99,366	5,685	(17,690)

Net cash used in operating activities	(87)	(250,841)	(154,509)	(129,825)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	-	-	(35,315)
Distributions from Local Limited Partnerships	21,364	15,152	20,883	17,186
Advances to Local Limited Partnerships	(163,811)	(306,840)	(110,431)	(38,400)
Repayment of advances to Local Limited Partnerships	-	-	8,012	-
Write off of advances to Local Limited Partnerships	163,811	306,840	110,431	30,388

Net cash provided by(used in) investing activities	21,364	15,152	28,895	(26,141)

Net increase (decrease) in cash	21,277	(235,689)	(125,614)	(155,966)

Cash, beginning of year	166	235,855	361,469	517,435

Cash, end of year	$21,443	$166	$235,855	$361,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$172,547	$-	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 11, 1997, at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As of the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 a total of 21,952, 21,955, 21,990, 21,990, 21,990, 21,990, 21,990, and 21,990, respectively, Partnership units remain outstanding The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

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

During the year ended March 31, 2013, the Partnership sold its Local Limited Partnership interest in D. Hilltop Apartments, Ltd. (“D Hilltop”). During the year ended March 31, 2011, the Partnership sold its Housing Complexes of The North Central Limited Partnership (“North Central”). The Partnership sold its Local Limited Partnership interest in Lamar Plaza Apartments, L.P. Complex (“Lamar”), and the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”) during the year ended March 31, 2011. The Compliance Periods for North Central, Lamar and Mesa Verde expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership. The Compliance Period of D Hilltop has expired as the date of the sales so there is no risk of tax credit recapture to the investors in the Partnership. The investment balance was zero at the time of sale for each Local Limited Partnership listed below.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnership	Debt at prior 12/31 from sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Mesa Verde Apartments, L.P.	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$137,413
The North Central Limited Partnership	313,264	640,000	3/23/2011	225,967	992	224,975
Lamar Plaza Apartments, LP	651,285	330,000	12/31/2010	20,000	-	20,000
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	16,953

The following table represents the use of the cash proceeds from the disposition of the four Local Limited Partnerships that were disposed of as of March 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
The North Central Limited Partnership	225,967	36,000	88,719	101,248
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225

Subsequent to March 31, 2013 the Partnership identified and sold its Local Limited Partnership interests in the following Local Limited Partnerships. The Compliance Period for all Local Limited Partnerships has been completed so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Blessed Rock of El Monte, a CA Limited Partnership (*)	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,250	$547,890	$1,805,244
Woodland, Ltd.	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) Proceeds in the amount of $2,355,384 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to March 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Blessed Rock of El Monte, a CA Partnership	$2,355,384	$25,852	$966,695	$1,362,837
Woodland, Ltd.	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to March 31, 2013, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership will have expired at the expected date of the sale so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, 2012, 2011,2010,2009, 2008 and 2007, the Partnership had reduced the carrying amount to $0 with respect to nine, ten, thirteen, twelve, eight, seven and three, respectively, of its investment accounts in Local Limited Partnerships that had reached zero.

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

Concentration of Credit Risk

For certain periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 was $7,200, $7,200, $7,200, $7,200, $9,221, $24,093, $53,399 and $54,358, respectively. Estimated amortization for each of the ensuing years through March 31, 2018 is $7,200 annually.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, and 2006 impairment expense related to investments in Local Limited Partnerships was $0, $0, $87,338, $185,972, $601,888, $1,523,081, $1,186,381, and $1,459,091, respectively.

For the years ended March 31, 2007 and 2006, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the years ended March 31, 2007 and 2006, $95,010 and $0, respectively, was written off.

For the years ended March 31, 2013, 2012, 2011, 2010, 2009 and 2008, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2013, 2012, 2011, 2010, 2009 and 2008, an impairment loss of $0, $0, $0, $0, $356,108 and $660,973, respectively, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30,2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

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

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007 the Partnership owned Limited Partnership interest in 10,11,11,14,14,14 and 14, respectively, Local Limited Partnerships, each of which owns one Housing complex, consisting of an aggregate of 573,597,597,785,785,785, and 785 respectively, apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 are approximately $(628,000), $(1,246,000), $(2,079,000), $(4,099,000), $(3,941,000), $(3,881,000), and $(2,010,000), respectively less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements. The Partnership’s equity in losses of Local Limited Partnerships is also lower than the Partnership’s equity as shown in the Local Limited Partnership’s combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, and 2006 impairment expense related to investments in Local Limited Partnerships was $0, $0, $87,338, $185,972, $601,888, $1,523,081, $1,186,381, and $1,459,091, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

For the years ended March 31, 2007 and 2006, when the value of the Partnership’s investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were written off. For the years ended March 31, 2007 and 2006, $95,010 and $0, respectively, was written off.

For the years ended March 31, 2013, 2012, 2011, 2010, 2009 and 2008, the Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2013, 2012, 2011, 2010, 2009 and 2008, an impairment loss of $0, $0, $0, $0, $356,108 and $660,973, respectively, was recorded against the related intangibles.

At March 31, 2013, 2012,2011, 2010, 2009, 2008 and 2007 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012,2011, 2010, 2009, 2008,2007, and 2006 amounting to approximately$575,000, $527,000, $625,000, $28,000, $907,000, $334,000, $149,000, and $199,000respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $3,196,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2013	2012	2011	2010

Investments per balance sheet, beginning of year	$629,335	$606,786	$697,775	$914,118
Impairment loss	-	-	(87,338)	(185,972)
Equity in income (losses) of Local Limited Partnerships	38,184	37,676	20,687	(23,171)
Amortization of paid acquisition fees and costs	(7,200)	(7,200)	(7,200)	(7,200)
Distributions received from Local Limited Partnerships	(9,851)	(7,927)	(17,138)	-

Investment per balance sheet, end of year	$650,468	$629,335	$606,786	$697,775

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For The Years Ended March 31,
	2009	2008	2007	2006

Investments per balance sheet, beginning of year	$2,015,782	$4,942,198	$7,011,330	$9,372,757
Impairment loss	(957,996)	(2,184,054)	(1,186,381)	(1,459,091)
Equity in losses of Local Limited Partnerships	(113,083)	(703,117)	(808,469)	(830,792)
Amortization of paid acquisition fees and costs	(9,221)	(24,093)	(53,399)	(54,358)
Distributions received from Local Limited Partnerships	(21,364)	(15,152)	(20,883)	(17,186)

Investment per balance sheet, end of year	$914,118	$2,015,782	$4,942,198	$7,011,330

	For the Years Ended March 31,
	2013	2012	2011	2010

Investments in Local Limited Partnerships, net	$547,889	$519,556	$489,807	$573,596
Acquisition fees and costs, net of accumulated amortization of $34,200, $27,000, $19,800 and $12,600	102,579	109,779	116,979	124,179

Investments per balance sheet, end of period	$650,468	$629,335	$606,786	$697,775

	For the Years Ended March 31,
	2009	2008	2007	2006

Investments in Local Limited Partnerships, net	$782,739	$1,721,573	$3,962,923	$5,883,646
Acquisition fees and costs, net of accumulated amortization of $5,400, $11,463, $818,633 and $670,224	131,379	294,209	979,275	1,127,684

Investments per balance sheet, end of period	$914,118	$2,015,782	$4,942,198	$7,011,330

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011	2010	2009
ASSETS
Buildings and improvements (net of accumulated depreciation for 2012, 2011, 2010 and 2009 of $13,626,000, $12,975,000, $12,432,000, and $14,189,000, respectively)	$15,298,000	$16,371,000	$19,188,000	$25,073,000
Land	2,203,000	2,210,000	2,240,000	2,465,000
Other assets	2,961,000	2,923,000	2,954,000	3,448,000
Total assets	$20,462,000	$21,504,000	$24,382,000	$30,986,000

LIABILITIES
Mortgage and construction loans payable	$13,716,000	$14,812,000	$14,742,000	$17,385,000
Due to affiliates	1,450,000	1,049,000	872,000	2,585,000
Other liabilities	875,000	629,000	1,674,000	1,772,000

Total liabilities	16,041,000	16,490,000	17,288,000	21,742,000

PARTNERS’ CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 4	1,278,000	1,875,000	2,686,000	4,797,000
Other partners	3,143,000	3,139,000	4,408,000	4,447,000
Total partners’ equity	4,421,000	5,014,000	7,094,000	9,244,000
Total liabilities and partners’ equity	$20,462,000	$21,504,000	$24,382,000	$30,986,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED BALANCE SHEETS

	2008	2007	2006
ASSETS
Buildings and improvements (net of accumulated depreciation for 2008, 2007 and 2006 of $13,003,000, $11,831,000, and $10,675,000, respectively)	$26,173,000	$27,116,000	$28,165,000
Land	2,465,000	2,465,000	2,465,000
Other assets	3,197,000	3,285,000	3,063,000
Total assets	$31,835,000	$32,866,000	$33,693,000

LIABILITIES
Mortgage and construction loans payable	$17,924,000	$18,121,000	$18,345,000
Due to affiliates	3,001,000	2,824,000	2,756,000
Other liabilities	1,624,000	1,523,000	1,306,000

Total liabilities	22,549,000	22,468,000	22,407,000

PARTNERS’ CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 4	4,855,000	5,897,000	6,952,000
Other partners	4,431,000	4,501,000	4,334,000
Total partners’ equity	9,286,000	10,398,000	11,286,000
Total liabilities and partners’ equity	$31,835,000	$32,866,000	$33,693,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010	2009

Revenues	$3,443,000	$3,366,000	$3,481,000	$4,679,000

Expenses:
Operating expenses	2,439,000	2,288,000	2,452,000	2,661,000
Interest expense	575,000	601,000	616,000	835,000
Depreciation and amortization	930,000	933,000	987,000	1,202,000

Total expenses	3,944,000	3,822,000	4,055,000	4,698,000

Net loss	$(501,000)	$(456,000)	$(574,000)	$(19,000)

Net loss allocable to the Partnership	$(537,000)	$(489,000)	$(604,000)	$(51,000)

Net income (loss) recorded by the Partnership	$38,000	$38,000	$21,000	$(23,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006	2005

Revenues	$4,357,000	$3,992,000	$3,928,000	$3,892,000

Expenses:
Operating expenses	3,340,000	2,925,000	2,688,000	2,753,000
Interest expense	871,000	888,000	909,000	1,045,000
Depreciation and amortization	1,188,000	1,166,000	1,137,000	1,200,000

Total expenses	5,399,000	4,979,000	4,734,000	4,998,000

Net loss	$(1,042,000)	$(987,000)	$(806,000)	$(1,106,000)

Net loss allocable to the Partnership,	$(1,020,000)	$(1,037,000)	$(813,000)	$(1,102,000)

Net loss recorded by the Partnership	$(113,000)	$(703,000)	$(808,000)	$(831,000)

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

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza as of March 31, 2010, 2009, 2008, and 2007 was $0, $0, $16,650, and $179,043, respectively. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 was $0, $0, $0, $0, $12,976, $19,028, and $76,925, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford as of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 was $0, $0,$0,$0, $0, $0, and $456,516, respectively . The Compliance Period for Ashford ends on December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde as of March 31, 2010, 2009, 2008, and 2007 was $0, $0, $0, and $912,470, respectively. The Compliance Period for Mesa Verde ended on December 31, 2012.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented the Partnership incurred total acquisition fees of $1,630,375, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $34,200, $27,000, $19,800, $12,600, $5,400, $11,463, and $818,633 as of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007, respectively. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. During the years ended March 31, 2007 and 2006, $73,965, and $0, respectively, of the related expenses was reflected as equity in losses of Local Limited Partnerships, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. At the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $167,533 for all periods presented.

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. Management fees of $50,149, $50,784, $55,541, $60,500, $60,500, $60,500, $60,500 and $60,500 were incurred during the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively, of which $0, $25,000, $88,719, $0, $0, $25,000, $50,312, and $94,530was paid, respectively. During the year ended March 31, 2007, the Partnership overpaid its management fees. The over payments are reflected as prepaid expenses on the accompanying balance sheets.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $46,682, $8,351, $166,935, $0, $20,000, $24,671 $12,136, and $14,329, during the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively. During the year ended March 2011, the Partnership overpaid the General Partner or its affiliates for operating expenses. The over payments are reflected as prepaid expenses on the accompanying balance sheets.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012	2011	2010	2009	2008	2007

Asset management fee payable	$191,924	$141,775	$115,991	$149,219	$88,719	$28,219	$-
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	3,060	6,874	-	102,759	76,425	7,838	9,517
Advances made to the Partnership from the General Partner or affiliates	-	55,483	15,641	59,449	50,427	94,923	22,097

Total	$194,984	$204,132	$131,632	$311,427	$215,571	$130,980	$31,614

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31

2013

Income	$11,000	$12,000	$-	$12,000

Operating expenses	(21,000)	(23,000)	(15,000)	(22,000)

Loss from operations	(10,000)	(11,000)	(15,000)	(10,000)

Equity in income of Local Limited Partnerships	10,000	10,000	10,000	8,000

Gain on sale of Local Limited Partnerships	-	17,000	-	-

Net income (loss)	-	16,000	(5,000)	(2,000)

Net income (loss) available to Limited Partners	-	16,000	(5,000)	(2,000)

Net income (loss) per Partnership Unit	-	1	-	-

	June 30	September 30	December 31	March 31

2012

Income	$12,000	$2,000	$-	$3,000

Operating expenses	(23,000)	(26,000)	(79,000)	(137,000)

Loss from operations	(11,000)	(24,000)	(79,000)	(134,000)

Equity in income of Local Limited Partnerships	9,000	9,000	9,000	10,000

Net loss	(2,000)	(15,000)	(70,000)	(124,000)

Net loss available to Limited Partners	(2,000)	(15,000)	(69,000)	(122,000)

Net loss per Partnership Unit	-	(1)	(3)	(6)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31
2011

Income	$5,000	$11,000	$-	$15,000

Operating expenses	(125,000)	(22,000)	(18,000)	(21,000)

Loss from operations	(120,000)	(11,000)	(18,000)	(6,000)

Equity in income (losses) of Local Limited Partnerships	(5,000)	8,000	8,000	10,000

Gain on sale of Local Limited Partnerships	137,000	-	20,000	225,000

Interest income	1,000	1,000	-	-

Net income (loss)	13,000	(2,000)	10,000	229,000

Net income (loss) available to Limited Partners	13,000	(2,000)	10,000	226,000

Net income (loss) per Partnership Unit	1	-	-	10

	June 30	September 30	December 31	March 31

2010

Income	$34,000	$5,000	$-	$7,000

Operating expenses	(244,000)	(59,000)	(84,000)	(31,000)

Loss from operations	(210,000)	(54,000)	(84,000)	(24,000)

Equity in losses of Local Limited Partnerships	(22,000)	-	-	(1,000)

Net loss	(232,000)	(54,000)	(84,000)	(25,000)

Net loss available to Limited Partners	(230,000)	(54,000)	(84,000)	(23,000)

Net loss per Partnership Unit	(10)	(3)	(4)	(1)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31
2009

Income	$3,000	$59,000	$1,000	$3,000

Operating expenses	(1,062,000)	(145,000)	(61,000)	(23,000)

Loss from operations	(1,059,000)	(86,000)	(60,000)	(20,000)

Equity in losses of Local Limited Partnerships	(37,000)	(25,000)	(25,000)	(26,000)

Net loss	(1,096,000)	(111,000)	(85,000)	(46,000)

Net loss available to Limited Partners	(1,085,000)	(110,000)	(84,000)	(45,000)

Net loss per Partnership Unit	(49)	(5)	(4)	(2)

	June 30	September 30	December 31	March 31

2008

Income	$3,000	$29,000	$-	$-

Operating expenses	(2,271,000)	(114,000)	(115,000)	(98,000)

Loss from operations	(2,268,000)	(85,000)	(115,000)	(98,000)

Equity in losses of Local Limited Partnerships	(190,000)	(184,000)	(184,000)	(145,000)

Net loss	(2,458,000)	(269,000)	(299,000)	(243,000)

Net loss available to Limited Partners	(2,433,000)	(266,000)	(296,000)	(242,000)

Net loss per Partnership Unit	(111)	(12)	(13)	(11)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2007

Income	$2,000	$19,000	$-	$-

Operating expenses	(1,221,000)	(53,000)	(122,000)	(37,000)

Loss from operations	(1,219,000)	(34,000)	(122,000)	(37,000)

Equity in income (losses) of Local Limited Partnerships	(166,000)	(166,000)	(166,000)	(310,000)

Interest income	1,000	-

Net income (loss)	(1,384,000)	(200,000)	(288,000)	(347,000)

Net income ( loss) available to Limited Partners	(1,371,000)	(198,000)	(285,000)	(343,000)

Net income (loss per Partnership Unit	(62)	(9)	(13)	(16)

	June 30	September 30	December 31	March 31
2006

Income	$2,000	$3,000	$2,000	$-

Operating expenses	(1,505,000)	(34,000)	(46,000)	(32,000)

Loss from operations	(1,503,000)	(31,000)	(44,000)	(32,000)

Equity in losses of Local Limited Partnerships	(222,000)	(222,000)	(222,000)	(165,000)

Interest income	1,000	1,000	-	-

Net loss	(1,724,000)	(252,000)	(266,000)	(197,000)

Net loss available to Limited Partners	(1,707,000)	(250,000)	(263,000)	(195,000)

Net loss per Partnership Unit	(78)	(11)	(12)	(9)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 the Partnership in total had advanced $462,514, $460,426, $280,031, $280,031, $280,031, $280,031, and $260,031 to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007 the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for some operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2010, 2009, 2008, and 2007 the Partnership in total had advanced $966,123, $827,882, $664,071 and $377,805 to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a Limited Partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced. All advances were written off during the year ended March 31, 2011 as the Partnership sold the Housing Complex of Mesa Verde Apartments, L.P.

NOTE 6 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2013, 2012, 2011, 2010, 2009,2008, and 2007, $33,810, $33,810, $33,810, $39,310, $39,310, $39,310 and $39,310, respectively, remain payable to the Local Limited Partnerships.

NOTE 7 - CONTRIBUTIONS

Expenses paid by the General Partner or affiliates in prior periods were written off during the years ended March 31, 2013, 2010, and 2009 in the amount of $55,483, $87,154, and $172,547, respectively. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partners’ Equity (Deficit) in the Partnership’s financial statements.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013 the Partnership identified and sold its Local Limited Partnership interests in the following Local Limited Partnerships. The Compliance Period for all Local Limited Partnerships has been completed so there is no risk of tax credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS, continued

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Blessed Rock of El Monte, a CA Limited Partnership (*)	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,250	$547,890	$1,805,244
Woodland, Ltd.	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) Proceeds in the amount of $2,355,384 were received from the sale of Blessed Rock, of which $250,000 was received in advance and is included in prepaid disposition proceeds on the balance sheet as of March 31, 2013.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to March 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Blessed Rock of El Monte, a CA Limited Partnership	$2,355,384	$25,852	$966,695	$1,362,837
Woodland, Ltd.	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to March 31, 2013, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	1/31/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

The Compliance Period for Ashford Place Limited Partnership will have expired at the expected date of the sale so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, 2012, 2011, 2010, 2009 and 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013,2012, 2011, 2010, 2009 and 2008.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2013,2012, 2011, 2010, 2009 and 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 11. Executive Compensation

The General Partner and its Affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)	Compensation for Services

For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $50,149, $50,784, $55,541, $60,500, $60,500, $60,500, $60,500 and $60,500 were incurred during the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively, of which $0, $25,000, $88,719, $0, $0, $25,000, $50,312 and $94,530 was paid for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively. During the year ended March 31, 2007 the Partnership overpaid its management fees. The over payment is reflected as prepaid expenses on the accompanying balance sheets.

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

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $3,060, $6,874, $0, $102,759, $76,425, $7,838, $9,517, and $3,832 for the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $46,682, $8,351, $166,935, $0, $20,000, $24,671,$12,136, and $14.329 during the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007, and 2006 respectively. During the year ended March 31, 2011 the Partnership overpaid the General Partner for operating expenses. The over payment was reflected as prepaid expenses on the accompanying balance sheets.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated$0, $0, $1,520, $3,989, $11,046, $21,067, and $26,143 for the years ended December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006 respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007, and 2006.

(d)	Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2011 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2013	2012	2011	2010

Audit Fees	$-	$-	$-	$-
Audit-related Fees	-	-	-	-
Tax Fees	-	382	3,035	3,035
TOTAL	$-	$382	$3,035	$3,035

	2009	2008	2007	2006

Audit Fees	$-	$-	$-	$5,000
Audit-related Fees	-	-	-	-
Tax Fees	2,890	2,755	2,625	-
TOTAL	$2,890	$2,755	$2,625	$5,000

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007

Statements of Operations for the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007 and 2006

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

Statements of Cash Flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 99.1.

99.2	Agreement of Limited Partnership of Crescent City Apartments filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 99.2.

99.3	Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 99.1 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.3

99.4	Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apts., L. P. filed as exhibit 99.2 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.4.

99.5	Amended and Restated Agreement of Limited Partnership of Woodland , Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.5.

99.6	Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated March 6, 1997 is herein incorporated by reference as exhibit 99.6.

99.7	Amended and Restated Agreement of Limited Partnership of Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 27, 1997 is herein incorporated by reference as exhibit 99.7.

99.8.1	Amended and Restated Agreement of Limited Partnership of Mountain Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 27, 1997 is herein incorporated by reference as exhibit 99.8.

10.8	Amended and Restated Agreement of Limited Partnership of Belen Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 5, 1997 is here in incorporated by reference as exhibit 99.9.

10.9	Amended and Restated Agreement of Limited Partnership of Greyhound Associates I, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 20, 1997 is herein incorporated by reference as exhibit 99.10.

99.1	Financial Statements of Mesa Verde Apartments Limited Partnership, as of and for the years ended December 31, 2006 and 2005 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.2	Financial Statements of Blessed Rock of El Monte, as of and for the years ended December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.3	Financial statements of Bolivar Plaza Apts, L.P., as of and for the years ended December 31, 2008 and 2007 together with Independent Auditors Report thereon, a significant subsidiary of the Partnership. (Filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (ii) the Statements of Operations for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 and (v) the Notes to Financial Statements

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$1,832,000	$103,000	$5,005,000	$2,750,000	$2,358,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,452,000	156,000	2,037,000	1,153,000	1,040,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	2,454,000	1,271,000	8,527,000	3,304,000	6,494,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	361,000	119,000	2,050,000	1,068,000	1,101,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	481,000	1,471,000	15,000	1,629,000	681,000	963,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	2,681,000	150,000	3,016,000	1,815,000	1,351,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	435,000	38,000	1,335,000	512,000	861,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,363,000	280,000	1,480,000	880,000	880,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,246,000	28,000	2,638,000	1,052,000	1,614,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	421,000	43,000	1,207,000	411,000	839,000

		$10,885,000	$10,851,000	$13,716,000	$2,203,000	$28,924,000	$13,626,000	$17,501,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2013.

(2) Subsequent to March 31, 2013 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$541,000	$(231,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	469,000	23,000	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	987,000	77,000	1996	Completed	40

Bolivar Plaza Apartments	118,000	(47,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	257,000	(33,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	271,000	(150,000)	1996	Completed	27.5

Greyhound Associates I, L.P.(1)	91,000	(29,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	328,000	2,000	1997	Completed	27.5

Woodland, Ltd. (1)	145,000	(63,000)	1997	Completed	40

Wynwood Place, Limited Partnership	149,000	(50,000)	1998	Completed	50
	$3,356,000	$(501,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2013.

(2) Subsequent to March 31, 2013 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$1,893,000	$102,000	$4,963,000	$2,578,000	$2,487,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,462,000	156,000	2,037,000	1,077,000	1,116,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	2,856,000	1,271,000	8,450,000	3,060,000	6,661,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	379,000	119,000	2,045,000	991,000	1,173,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	481,000	1,506,000	15,000	1,629,000	640,000	1,004,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	2,694,000	150,000	3,016,000	1,706,000	1,460,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	416,000	8,000	625,000	268,000	365,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	452,000	38,000	1,335,000	478,000	895,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,372,000	280,000	1,439,000	825,000	894,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,342,000	28,000	2,615,000	980,000	1,663,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	440,000	43,000	1,192,000	372,000	863,000

		$10,986,000	$10,952,000	$14,812,000	$2,210,000	$29,346,000	$12,975,000	$18,581,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2012.

(2) Subsequent to March 31, 2012 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$368,000	$(219,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	462,000	15,000	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	974,000	76,000	1996	Completed	40

Bolivar Plaza Apartments	119,000	(50,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	268,000	-	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	252,000	(136,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	120,000	(11,000)	1997	Completed	30

Greyhound Associates I, L.P.(1)	83,000	(35,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	303,000	(18,000)	1997	Completed	27.5

Woodland, Ltd. (1)	151,000	(36,000)	1997	Completed	40

Wynwood Place, Limited Partnership	156,000	(42,000)	1998	Completed	50
	$3,256,000	$(456,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2012.

(2) Subsequent to March 31, 2012 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$1,942,000	$102,000	$4,963,000	$2,408,000	$2,657,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,471,000	156,000	2,036,000	998,000	1,194,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	2,843,000	1,271,000	8,401,000	2,829,000	6,843,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	398,000	119,000	2,041,000	632,000	1,528,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	481,000	1,502,000	15,000	1,629,000	599,000	1,045,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,016,000	1,596,000	1,570,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	422,000	8,000	622,000	251,000	379,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	487,000	38,000	1,335,000	444,000	929,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,380,000	280,000	1,439,000	772,000	947,000

North Central Limited Partnership	New York, New York	*	*	313,000	30,000	2,359,000	658,000	1,731,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,340,000	28,000	2,601,000	910,000	1,719,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	684,000	43,000	1,178,000	335,000	886,000

		$10,986,000	$10,952,000	$14,742,000	$2,240,000	$31,620,000	$12,432,000	$21,428,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2011.

(2) Subsequent to March 31, 2011 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

●	Sold subsequent to December 31,2010 but prior to March 31, 2011.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$466,000	$(160,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	438,000	19,000	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	978,000	69,000	1996	Completed	40

Bolivar Plaza Apartments	112,000	(55,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	242,000	(52,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	264,000	(140,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	122,000	(7,000)	1997	Completed	30

Greyhound Associates I, L.P.(1)	65,000	(46,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	265,000	(56,000)	1997	Completed	27.5

North Central Limited Partnership (1)	161,000	(42,000)	1998	Completed	40

Woodland, Ltd. (1)	146,000	(62,000)	1997	Completed	40

Wynwood Place, Limited Partnership	149,000	(42,000)	1998	Completed	50
	$3,408,000	$(574,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2011.

(2) Subsequent to March 31, 2011 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$1,992,000	$102,000	$4,963,000	$2,238,000	$2,827,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,479,000	156,000	1,963,000	922,000	1,197,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,086,000	1,271,000	8,328,000	2,600,000	6,999,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	416,000	119,000	2,037,000	555,000	1,601,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	476,000	1,515,000	15,000	1,629,000	559,000	1,085,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,005,000	1,488,000	1,667,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	427,000	8,000	619,000	232,000	395,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	480,000	38,000	1,335,000	409,000	964,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	651,000	65,000	1,659,000	553,000	1,171,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	1,920,000	160,000	6,189,000	2,177,000	4,172,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexic	315,000	315,000	1,388,000	280,000	1,439,000	715,000	1,004,000

North Central Limited Partnership(1)	New York, New York	751,000	751,000	335,000	30,000	2,358,000	599,000	1,789,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,262,000	28,000	2,575,000	841,000	1,762,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	474,000	43,000	1,163,000	301,000	905,000

		$16,416,000	$16,377,000	$17,385,000	$2,465,000	$39,262,000	$14,189,000	$27,538,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2010.

(2) Subsequent to March 31, 2010 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$481,000	$(6,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	418,000	14,000	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	956,000	61,000	1996	Completed	40

Bolivar Plaza Apartments	123,000	(31,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	279,000	(43,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	281,000	(107,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	112,000	(3,000)	1997	Completed	30

Greyhound Associates I, L.P.(1)	89,000	(12,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	89,000	(42,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	448,000	340,000	1997	Completed	40

Mountain Vista Associates Limited Partnership	264,000	(47,000)	1997	Completed	27.5

North Central Limited Partnership (1)	139,000	(59,000)	1998	Completed	40

Woodland, Ltd. (1)	151,000	(43,000)	1997	Completed	40

Wynwood Place, Limited Partnership	143,000	(41,000)	1998	Completed	50

	$3,973,000	$(19,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2010.

(2) Subsequent to March 31, 2010 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,038,000	$102,000	$4,963,000	$2,068,000	$2,997,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,486,000	156,000	1,947,000	846,000	1,257,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,347,000	1,271,000	8,306,000	2,375,000	7,202,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	435,000	119,000	2,035,000	478,000	1,676,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	476,000	1,528,000	15,000	1,629,000	518,000	1,126,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,005,000	1,380,000	1,775,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	433,000	8,000	617,000	213,000	412,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	495,000	38,000	1,333,000	375,000	996,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	754,000	65,000	1,653,000	487,000	1,231,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Mesa Verde Apartments Limited Partnership(1)	Roswell, New Mexico	3,941,000	3,941,000	1,943,000	160,000	6,189,000	2,024,000	4,325,000
Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,395,000	280,000	1,439,000	655,000	1,064,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	354,000	30,000	2,359,000	541,000	1,848,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,267,000	28,000	2,544,000	776,000	1,796,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	489,000	43,000	1,157,000	267,000	933,000

		$16,416,000	$16,377,000	$17,924,000	$2,465,000	$39,176,000	$13,003,000	$28,638,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2009.

(2) Subsequent to March 31, 2009 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$461,000	$(135,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	415,000	34,000	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	946,000	(26,000)	1996	Completed	40

Bolivar Plaza Apartments	115,000	(60,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	267,000	(57,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	259,000	(174,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	121,000	7,000	1997	Completed	30

Greyhound Associates I, L.P.(1)	81,000	(32,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	92,000	(48,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	540,000	(412,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	282,000	(24,000)	1997	Completed	27.5

North Central Limited Partnership (1)	131,000	(64,000)	1998	Completed	40

Woodland, Ltd. (1)	136,000	(45,000)	1997	Completed	40

Wynwood Place, Limited Partnership	164,000	(6,000)	1998	Completed	50

	$4,010,000	$(1,042,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2009.

(2) Subsequent to March 31, 2009 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2008

		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,080,000	$102,000	$4,963,000	$1,898,000	$3,167,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,494,000	156,000	1,926,000	770,000	1,312,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,444,000	1,271,000	8,157,000	2,160,000	7,268,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	451,000	119,000	2,031,000	402,000	1,748,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	515,000	476,000	1,540,000	15,000	1,629,000	477,000	1,167,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,002,000	1,271,000	1,881,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	438,000	8,000	610,000	194,000	424,000

Greyhound Associates I, L.P.(1)	Windsor, Missouri	642,000	642,000	509,000	38,000	1,330,000	341,000	1,027,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	692,000	65,000	1,652,000	423,000	1,294,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2008

		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	1,965,000	160,000	6,189,000	1,871,000	4,478,000
Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,401,000	280,000	1,420,000	595,000	1,105,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	372,000	30,000	2,359,000	482,000	1,907,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,272,000	28,000	2,529,000	713,000	1,844,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	503,000	43,000	1,150,000	234,000	959,000

		$16,416,000	$16,377,000	$18,121,000	$2,465,000	$38,947,000	$11,831,000	$29,581,000

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2008.

(2) Subsequent to March 31, 2008 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2008

	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$456,000	(145,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	396,000	(15,000)	1997	Completed	27.5

Blessed Rock of El Monte, a CA Limited Partnership (1)	927,000	115,000	1996	Completed	40

Bolivar Plaza Apartments	113,000	(14,000)	2000	Completed	30

Cleveland Apartments L.P.(2)	322,000	(65,000)	1998	Completed	27.5

Crescent City Apartments, a California Limited Partnership (1)	221,000	(153,000)	1996	Completed	27.5

D. Hilltop Apartments Ltd. (1)	110,000	5,000	1997	Completed	30

Greyhound Associates I, L.P.(1)	79,000	(39,000)	1997	Completed	40

Lamar Plaza Apts., L.P. (1)	50,000	(52,000)	1997	Completed	40

Mesa Verde Apartments Limited Partnership (1)	425,000	(411,000)	1997	Completed	40

Mountain Vista Associates Limited Partnership	268,000	(27,000)	1997	Completed	27.5

North Central Limited Partnership (1)	131,000	(69,000)	1998	Completed	40

Woodland, Ltd. (1)	130,000	(59,000)	1997	Completed	40

Wynwood Place, Limited Partnership	140,000	(58,000)	1998	Completed	50

	$3,768,000	$(987,000)

(1) The Local Limited Partnership was identified for sale and disposed of subsequent to March 31, 2008.

(2) Subsequent to March 31, 2008 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2007

		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,120,000	$102,000	$4,964,000	$1,728,000	$3,338,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,500,000	156,000	1,926,000	693,000	1,389,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,494,000	1,271,000	8,085,000	1,933,000	7,423,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	470,000	119,000	2,026,000	352,000	1,793,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	476,000	1,551,000	15,000	1,629,000	436,000	1,208,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,002,000	1,163,000	1,989,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	442,000	8,000	608,000	173,000	443,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	524,000	38,000	1,330,000	306,000	1,062,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	712,000	65,000	1,637,000	382,000	1,320,000

Mesa Verde Apartments Limited Partnership (1)	Roswell, New Mexico	3,941,000	3,941,000	1,986,000	160,000	6,189,000	1,703,000	4,646,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2007

		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,408,000	280,000	1,420,000	536,000	1,164,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	388,000	30,000	2,359,000	423,000	1,966,000

Woodland, Ltd.(1)	Marion, Alabama	1,288,000	1,288,000	1,275,000	28,000	2,525,000	646,000	1,907,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	515,000	43,000	1,140,000	201,000	982,000

		$16,416,000	$16,377,000	$18,345,000	$2,465,000	$38,840,000	$10,675,000	$30,630,000

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

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2006

		As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$2,157,000	$102,000	$4,963,000	$1,602,000	$3,463,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,506,000	156,000	1,921,000	614,000	1,463,000

Blessed Rock of El Monte, a CA Limited Partnership (1)	El Monte, California	2,511,000	2,511,000	3,541,000	1,271,000	8,047,000	1,728,000	7,590,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	488,000	119,000	2,022,000	301,000	1,840,000

Cleveland Apartments L.P. (2)	Coffeyville, Kansas	515,000	476,000	1,561,000	15,000	1,629,000	395,000	1,249,000

Crescent City Apartments, a California Limited Partnership (1)	Crescent City, California	1,166,000	1,166,000	1,960,000	150,000	3,002,000	1,053,000	2,099,000

D. Hilltop Apartments Ltd. (1)	Prairie View, Texas	101,000	101,000	446,000	8,000	599,000	152,000	455,000

Greyhound Associates I, L.P. (1)	Windsor, Missouri	642,000	642,000	537,000	38,000	1,328,000	272,000	1,094,000

Lamar Plaza Apts., L.P. (1)	Lamar, Missouri	738,000	738,000	731,000	65,000	1,632,000	342,000	1,355,000

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	3,941,000	3,941,000	2,006,000	160,000	6,189,000	1,508,000	4,841,000

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2006

		As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,413,000	280,000	1,420,000	476,000	1,224,000

North Central Limited Partnership (1)	New York, New York	751,000	751,000	404,000	30,000	2,359,000	363,000	2,026,000

Woodland, Ltd. (1)	Marion, Alabama	1,288,000	1,288,000	1,278,000	28,000	2,525,000	576,000	1,977,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	527,000	43,000	1,103,000	171,000	975,000

		$16,416,000	$16,377,000	$18,555,000	$2,465,000	$38,739,000	$9,553,000	$31,651,000

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

(2) Subsequent to March 31, 2006 the Local Limited Partnership was identified for disposition but had not yet been sold as of the filing date

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

