Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

For the quarterly period ended September 30, 2008

For the quarterly period ended December 31, 2008

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

( Telephone Number )

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2008, September 30, 2008 and December 31, 2008

2

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008
ASSETS

Cash	$5,952	$25,164	$3,470	$166
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,013,845	972,218	945,163	2,015,782

Total Assets	$1,019,797	$997,382	$948,633	$2,015,948

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$39,310	$39,310	$39,310	$39,310
Accrued fees and expenses due to General Partner and affiliates (Note 3)	230,654	168,883	183,303	130,980

Total Liabilities	269,964	208,193	222,613	170,290

Partners’ Equity (Deficit):
General Partner	(211,562)	(62,222)	(40,978)	(200,604)
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	961,395	851,411	766,998	2,046,262

Total Partners’ Equity (Deficit)	749,833	789,189	726,020	1,845,658
Total Liabilities and Partners’ Equity (Deficit)	$1,019,797	$997,382	$948,633	$2,015,948

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007

(unaudited)

	2008	2007
	Three Months	Three Months
Reporting fees	$-	$-
Distribution income	2,983	2,983
Total operating income	2,983	2,983

Operating expenses and loss:
Amortization (Note 3)	3,821	12,630
Asset management fees (Note 3)	15,125	15,125
Impairment loss (Note 2)	957,996	2,184,054
Legal and accounting fees	18,921	1,284
Write off of advances to Local Limited Partnerships (Note 5)	60,323	54,937
Other	5,305	2,570

Total operating expenses and loss	1,061,491	2,270,600

Loss from operations	(1,058,508)	(2,267,617)

Equity in losses of Local Limited Partnerships (Note 2)	(37,317)	(190,402)

Interest income	-	175

Net loss	$(1,095,825)	$(2,457,844)

Net loss allocated to:
General Partner	$(10,958)	$(24,578)
Limited Partners	$(1,084,867)	$(2,433,266)

Net loss per Partnership Unit	$(49)	$(111)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended
September 30, 2008 and 2007
(unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$59,648	$59,648	$29,036	$29,036
Distribution income	-	2,983	-	2,983
Total operating income	59,648	62,631	29,036	32,019

Operating expenses and loss:
Amortization (Note 3)	1,800	5,621	3,821	16,451
Asset management fees (Note 3)	15,125	30,250	15,125	30,250
Impairment loss (Note 2)	-	957,996	-	2,184,054
Legal and accounting fees	46,856	65,777	7,280	8,564
Write off of advances to Local Limited Partnerships (Note 5)	80,834	141,157	87,013	141,950
Other	876	6,181	1,196	3,766

Total operating expenses and loss	145,491	1,206,982	114,435	2,385,035

Loss from operations	(85,843)	(1,144,351)	(85,399)	(2,353,016)

Equity in losses of Local Limited Partnerships (Note 2)	(25,256)	(62,573)	(183,733)	(374,135)

Interest income	4	4	73	248

Net loss	$(111,095)	$(1,206,920)	$(269,059)	$(2,726,903)

Net loss allocated to:
General Partner	$(1,111)	$(12,069)	$(2,691)	$(27,269)
Limited Partners	$(109,984)	$(1,194,851)	$(266,368)	$(2,699,634)

Net loss per Partnership Unit	$(5)	$(54)	$(12)	$(123)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2008 and 2007

(unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$553	$60,201	$-	$29,036
Distribution income	-	2,983	-	2,983
Total operating income	553	63,184	-	32,019

Operating expenses and loss:
Amortization (Note 3)	1,800	7,421	3,821	20,272
Asset management fees (Note 3)	15,125	45,375	15,125	45,375
Impairment loss (Note 2)	-	957,996	-	2,184,054
Legal and accounting fees	9,140	74,917	2,691	11,255
Write off of advances to Local Limited Partnerships (Note 5)	22,654	163,811	93,864	235,814
Other	11,847	18,027	132	3,898

Total operating expenses and loss	60,566	1,267,547	115,633	2,500,668

Loss from operations	(60,013)	(1,204,363)	(115,633)	(2,468,649)

Equity in losses of Local Limited Partnerships (Note 2)	(25,255)	(87,828)	(183,734)	(557,869)

Interest income	1	5	3	251

Net loss	$(85,267)	$(1,292,186)	$(299,364)	$(3,026,267)

Net loss allocated to:
General Partner	$(853)	$(12,922)	$(2,994)	$(30,263)
Limited Partners	$(84,414)	$(1,279,264)	$(296,370)	$(2,996,004)

Net loss per Partnerships Units	$(4)	$(58)	$(13)	$(136)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS EQUITY (DEFICIT)

For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008

And Nine Months Ended December 31, 2008

(unaudited)

For the Three Months Ended June 30, 2008

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,604)	$2,046,262	$1,845,658

Net loss	(10,958)	(1,084,867)	(1,095,825)

Partners’ equity (deficit) at June 30, 2008	$(211,562)	$961,395	$749,833

For the Six Months Ended September 30, 2008

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,604)	$2,046,262	$1,845,658

Net loss	(12,069)	(1,194,851)	(1,206,920)

Contributions (Note 6)	150,451	-	150,451

Partners’ equity (deficit) at September 30, 2008	$(62,222)	$851,411	$789,189

For the Nine Months Ended December 31, 2008

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,604)	$2,046,262	$1,845,658

Net loss	(12,922)	(1,279,264)	(1,292,186)

Contributions (Note 6)	172,548	-	172,548

Partners’ equity (deficit) at December 31, 2008	$(40,978)	$766,998	$726,020

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,095,825)	$(2,457,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	3,821	12,630
Impairment loss	957,996	2,184,054
Equity in losses of Local Limited Partnerships	37,317	190,402
Decrease in prepaid expenses	-	2,625
Increase in accrued fees and expenses due to General Partner and affiliates	99,674	3,855
Net cash provided by (used in) operating activities	2,983	(64,278)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(60,323)	(54,937)
Write off of advances made to Local Limited Partnerships	60,323	54,937
Distributions received from Local Limited Partnerships	2,803	2,802
Net cash provided by investing activities	2,803	2,802

Net increase (decrease) in cash	5,786	(61,476)

Cash, beginning of period	166	235,855

Cash, end of period	$5,952	$174,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,206,920)	$(2,726,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	5,621	16,451
Impairment loss	957,996	2,184,054
Equity in losses of Local Limited Partnerships	62,573	374,135
Decrease in prepaid expenses	-	5,250
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	188,354	(5,415)
Net cash provided by (used in) operating activities	7,624	(152,428)

Cash flows from in investing activities:
Advances made to Local Limited Partnerships	(141,157)	(141,950)
Write off of advances made to Local Limited Partnerships	141,157	141,950
Distributions received from Local Limited Partnerships	17,374	14,752
Net cash provided by investing activities	17,374	14,752

Net increase (decrease) in cash	24,998	(137,676)

Cash, beginning of period	166	235,855

Cash, end of period	$25,164	$98,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity.	$150,451	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,292,186)	$(3,026,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,421	20,272
Impairment loss	957,996	2,184,054
Equity in losses of Local Limited Partnerships	87,828	557,869
Decrease in prepaid expenses	-	7,281
Increase in accrued fees and expenses due to General Partner and affiliates	224,871	6,277
Net cash used in operating activities	(14,070)	(250,514)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(163,811)	(235,814)
Write off of advances made to Local Limited Partnerships	163,811	235,814
Distributions received from Local Limited Partnerships	17,374	14,751
Net cash provided by investing activities	17,374	14,751

Net increase (decrease) in cash	3,304	(235,763)

Cash, beginning of period	166	235,855

Cash, end of period	$3,470	$92

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity.	$172,548	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low-income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

As of all periods presented, the Partnership has insufficient working capital to fund its operations. Associates had agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

Subsequent to December 31, 2008 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, LP subsequent to December 31, 2008.

The following table reflects dispositions that occurred subsequent to December 31, 2008:

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to the year ended December 31, 2008:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
The North Central Limited Partnership	225,967	36,000	88,719	101,248
Blessed Rock of El Monte, a CA Partnership	2,355,384	25,852	966,695	1,362,837
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to December 31, 2008, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance period for Cleveland Apartments expires December 31, 2014. The Compliance Period for the remaining Local Limited Partnerships has expired as of the date of the sales so there is no risk of tax credit recapture to the investors in the Partnership.

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

“Equity in losses of Local Limited Partnerships” for each year of the periods ended June 30, September 30 and December 31, 2008 and 2007 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which a Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities”, because the Partnership is not considered the primary beneficiary. The Partnership’s balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership’s exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2008, ten, ten, ten, and seven, investment accounts in Local Limited Partnerships, respectively, had reached a zero balance.

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2008 and 2007 was $804,387 and $1,523,081, respectively. For the six months ended September 30, 2008 and 2007, impairment loss of $804,387 and $1,523,081, respectively, was recorded. Impairment loss for the nine months ended December 31, 2008 and 2007 was $804,387 and $1,523,081, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2008 and 2007 impairment loss was $153,609 and $660,973, respectively. For the six months ended September 30, 2008 and 2007, impairment loss of $153,609 and $660,973, respectively, was recorded. Impairment loss for the nine months ended December 31, 2008 and 2007 was $153,609 and $660,973, respectively was recorded against the related intangibles.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $3,821 and $12,630, respectively. For the six months ended September 30, 2008 and 2007 amortization expense was $5,621 and $16,451, respectively. For the nine months ended December 31, 2008 and 2007 amortization expense was $7,421 and $20,272, respectively.

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2008 and 2007 was $804,387 and $1,523,081, respectively. For the six months ended September 30, 2008 and 2007, impairment loss of $804,387 and $1,523,081, respectively, was recorded. Impairment loss for the nine months ended December 31, 2008 and 2007 was $804,387 and $1,523,081, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2008 and 2007 impairment loss was $153,609 and $660,973, respectively. For the six months ended September 30, 2008 and 2007, impairment loss of $153,609 and $660,973, respectively, was recorded. Impairment loss for the nine months ended December 31, 2008 and 2007 was $153,609 and $660,973, respectively was recorded against the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$2,015,782	$4,942,198
Impairment loss	(957,996)	(2,184,054)
Equity in losses of Local Limited Partnerships	(37,317)	(703,117)
Amortization of capitalized acquisition fees and costs	(3,821)	(24,093)
Distributions received from Local Limited Partnerships	(2,803)	(15,152)
Investments per balance sheet, end of period	$1,013,845	$2,015,782

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$2,015,782	$4,942,198
Impairment loss	(957,996)	(2,184,054)
Equity in losses of Local Limited Partnerships	(62,573)	(703,117)
Amortization of capitalized acquisition fees and costs	(5,621)	(24,093)
Distributions received from Local Limited Partnerships	(17,374)	(15,152)
Investments per balance sheet, end of period	$972,218	$2,015,782

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$2,015,782	$4,942,198
Impairment loss	(957,996)	(2,184,054)
Equity in losses of Local Limited Partnerships	(87,828)	(703,117)
Amortization of capitalized acquisition fees and costs	(7,421)	(24,093)
Distributions received from Local Limited Partnerships	(17,374)	(15,152)
Investments per balance sheet, end of period	$945,163	$2,015,782

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$877,066	$1,721,573
Acquisition fees and costs, net of accumulated amortization of $0 and $1,503,699	136,779	294,209
Investments per balance sheet, end of period	$1,013,845	$2,015,782

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$837,239	$1,721,573
Acquisition fees and costs, net of accumulated amortization of $1,800 and $1,503,699	134,979	294,209
Investments per balance sheet, end of period	$972,218	$2,015,782

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$811,984	$1,721,573
Acquisition fees and costs, net of accumulated amortization of $3,600 and $1,503,699	133,179	294,209
Investments per balance sheet, end of period	$945,163	$2,015,782

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007
Revenues	$1,089,000	$998,000
Expenses:
Interest expense	218,000	222,000
Depreciation and amortization	297,000	291,000
Operating expenses	835,000	731,000
Total expenses	1,350,000	1,244,000

Net loss	$(261,000)	$(246,000)
Net loss allocable to the Partnership	$(255,000)	$(259,000)
Net loss recorded by the Partnership	$(37,000)	$(190,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007
Revenues	$2,178,000	$1,996,000
Expenses:
Interest expense	435,000	444,000
Depreciation and amortization	594,000	583,000
Operating expenses	1,670,000	1,462,000
Total expenses	2,699,000	2,489,000

Net loss	$(521,000)	$(493,000)
Net loss allocable to the Partnership	$(510,000)	$(518,000)
Net loss recorded by the Partnership	$(63,000)	$(374,000)

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007
Revenues	$3,268,000	$2,994,000
Expenses:
Interest expense	653,000	666,000
Depreciation and amortization	891,000	874,000
Operating expenses	2,505,000	2,194,000
Total expenses	4,049,000	3,734,000

Net loss	$(781,000)	$(740,000)
Net loss allocable to the Partnership	$(765,000)	$(778,000)
Net loss recorded by the Partnership	$(88,000)	$(558,000)

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza as of June 30, September 30, December 31, and March 31, 2008 was $0, $0, $0, and $16,650, respectively. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of June 30, September 30, December 31, and March 31, 2008 was $17,515, $16,002, $14,489, and $19,028, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford was $0 for all periods presented. The Compliance Period for Ashford ends on December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde was $0 for all periods presented. The Compliance Period for Mesa Verde ended on December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $0, $1,800, $3,600 and $11,463 as of June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2008, respectively. Impairment on the intangibles is measure by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,125 were incurred during each of the three months ended June 30, 2008 and 2007. For each of the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $30,250. Management fees of $45,375 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partner or its Affiliates $0 and $12,500 of those fees during the three months ended June 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007 the Partnership paid $0 and $25,000, respectively. For the nine months ended December 31, 2008 and 2007, the Partnership paid $0 and $25,000, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. No operating expense reimbursements were made during the three months ended June 30, 2008 and 2007. For the six months ended September 30, 2008 and 2007, the Partnership reimbursed operating expenses of $20,000 and $17,747, respectively. For the nine months ended December 31, 2008 and 2007, operating expense reimbursements were $20,000 and $24,671, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$43,344	$58,469	$73,594	$28,219
Advances made to the Partnership from General Partner or affiliates	155,246	50,619	39,427	94,923
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	32,064	59,795	70,282	7,838
Total	$230,654	$168,883	$183,303	$130,980

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008 $39,310 was payable.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008 the Partnership in total had advanced $724,394, $805,228, $827,882, and $664,071, respectively to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008 the Partnership in total had advanced $280,031, $280,031, $280,031, and $280,031, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008 the Partnership in total had advanced $4,939, $4,939, $4,939, and $4,939, respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6- CONTRIBUTIONS

Expenses paid by the General Partner or affiliates in prior periods were written off as of June 30, 2008, September 30, 2008, and December 31, 2008 in the amount of $0, $150,451, and $172,548, respectively. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partners’ Equity (Deficit) in the Partnership’s condensed financial statements.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd. and Woodland, Ltd., Greyhound Associates I, L.P., subsequent to December 31, 2008.

The following table reflects dispositions that occurred subsequent to December 31, 2008:

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

(*)The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2008, September 30, 2008 and

December 31, 2008

 (unaudited)

NOTE 7 – SUBSEQUENT EVENTS, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to the year ended December 31, 2008:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Mesa Verde Apartments, L.P.	$137,413	$90,900	$-	$46,513
The North Central Limited Partnership	225,967	36,000	88,719	101,248
Blessed Rock of El Monte, a CA Partnership	2,355,384	25,852	966,695	1,362,837
Lamar Plaza Apartments, LP	20,000	14,000	-	6,000
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to December 31, 2008, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale

Ashford Place Limited Partnership	01/14/2014	$2,560,000	$2,612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted primarily of $6,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $1,014,000. Liabilities at June 30, 2008 primarily consisted of $39,000 of payables to Local Limited Partnerships and $231,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2008 consisted primarily of $25,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $972,000. Liabilities at September 30, 2008 primarily consisted of $39,000 of payables to Local Limited Partnerships and $169,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2008 consisted primarily of $3,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $945,000. Liabilities at December 31, 2008 primarily consisted of $39,000 of payables to Local Limited Partnerships and $183,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 The Partnership’s net loss for the three months ended June 30, 2008 was $(1,096,000), reflecting a decrease of approximately $1,362,000 from the net loss of $(2,458,000) for the three months ended June 30, 2007. The decrease in net loss was primarily due to the decrease in impairment loss of $1,226,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Advances of $(60,000) were made to several Local Limited Partnerships which were reserved for in full during the three months ended June 30, 2008 compared to $(55,000) advanced and reserved for during the three months ended June 30, 2007. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in losses of Local Limited Partnerships of $153,000 for the three months ended June 30, 2008. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Amortization expense decreased by $9,000 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense. Accounting and legal fees increased by $(18,000) for the three months ended June 30, 2008 due to the timing of the work performed.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 The Partnership’s net loss for the three months ended September 30, 2008 was $(111,000), reflecting a decrease of approximately $158,000 from the net loss of $(269,000) for the three months ended September 30, 2007. There was a decrease of equity in losses of Local Limited Partnerships of $159,000 for the three months ended September 30, 2008. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, reporting fees and distribution income increased by $31,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership’s cash flows will allow for the payment. There was a decrease of $6,000 in write off of advances to Local Limited Partnerships for the three months ended September 30, 2008. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(40,000) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of accounting work being performed. Amortization expense decreased by $2,000 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007 The Partnership’s net loss for the six months ended September 30, 2008 was $(1,207,000), reflecting a decrease of approximately $1,520,000 from the net loss of $(2,727,000) for the six months ended September 30, 2007. The decrease in net loss was primarily due to the decrease in impairment loss of $1,226,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease in equity in losses of Local Limited Partnerships of $311,000 for the six months ended September 30, 2008. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Reporting fees and distribution income increased by $31,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships cash flows will allow for the payment. There was a decrease of $1,000 in write off of advances to Local Limited Partnership for the six months ended September 30, 2008. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(57,000) for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the timing of accounting work performed. Amortization expense decreased by $11,000 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007 The Partnership’s net loss for the three months ended December 31, 2008 was $(85,000), reflecting a decrease of approximately $214,000 from the net loss of $(299,000) for the three months ended December 31, 2007. Advances of $(23,000) were made and reserved in full during the three months ended December 31, 2008 compared to ($94,000) advanced and reserved for the three months ended December 31, 2007. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in losses of Local Limited Partnerships of $159,000 for the three months ended December 31, 2008. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees increased by $(6,000) for the three months ended December 31, 2008 due to the timing of accounting work performed. Reporting fees increased by $1,000 for the three months ended December 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Amortization expense decreased by $2,000 for the three months ended December 31, 2008 due to the net acquisition costs and fees associated with those Local Limited Partnerships being impaired, thereby reducing future amortization expense. Other expenses increased for the three month ended December 31, 2008 by $(12,000) compared to the three months ended December 31, 2007 mostly due to an increase in appraisal expenses. The appraisal expenses will vary as the Partnerships starts disposing of its interest in Local Limited Partnerships.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 The Partnership’s net loss for the nine months ended December 31, 2008 was $(1,292,000), reflecting a decrease of approximately $1,734,000 from the net loss of $(3,026,000) for the nine months ended December 31, 2007. The decrease in net loss was primarily due to the decrease in impairment loss of $1,226,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was a decrease of equity in losses of Local Limited Partnerships of $470,000 for the nine months ended December 31, 2008. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Reporting fees and distribution income increased by $31,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnerships cash flows will allow for the payment. Advances of $(164,000) were made and reserved during the nine months ended December 31, 2008 compared to $(236,000) advanced and reserved during the nine months ended December 31, 2007. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(64,000) for the nine months ended December 31, 2008 due to the timing of accounting work performed. The other miscellaneous operating expenses increased by $(14,000) during the nine months ended December 30, 2008. The change was due the appraisal expenses as discussed above. Amortization decreased by $13,000 due to the net acquisition costs and fees associated with the value of investment in Local Limited Partnerships being impaired, thereby reducing future amortization expense.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 Net cash provided during the three months ended June 30, 2008 was $6,000, compared to net cash used during the three months ended June 30, 2007 of $(61,000). During the three months ended June 30, 2008 the Partnership advanced $(60,000) to a Local Limited Partnership that was experiencing operational issues compared to $(55,000) advanced during the three months ended June 30, 2007 as discussed above. The Partnership reimbursed the General Partner or affiliates $(13,000) during the three months ended June 30, 2007 compared to none for the three months ended June 30, 2008 for accrued asset management fees and reimbursement of operating expenses. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007 Net cash provided during the six months ended September 30, 2008 was $25,000, compared to net cash used during the six months ended September 30, 2007 of $(138,000). The Partnership reimbursed the General Partner or affiliates $(20,000) during the six months ended September 30, 2008 for accrued asset management fees and of reimbursement of operating expenses compared to $(43,000) paid during the three months ended September 30, 2007. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership advanced $(141,000) to a Local Limited Partnership during the six months ended September 30, 2008 compared to $(142,000) in advances made to a Local Limited Partnership during the six months ended September 30, 2007. Advances in both periods were made due to certain Local Limited Partnerships experiencing operational issues and the Partnership advanced cash to help with those issues. Reporting fees increased by $30,000 and distributions increased by $3,000 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows allow for the payment.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 Net cash provided during the nine months ended December 31, 2008 was $3,000, compared to net cash used during the nine months ended December 31, 2007 of $(236,000). During the nine months ended December 31, 2008 the Partnership paid the General Partner $(20,000) for reimbursement of operating expenses compared to $(50,000) during the nine months ended December 31, 2007. During the nine months ended December 31, 2008, advances were made to a Local Limited Partnership of $(164,000) compared to $(236,000) in advances made to a Local Limited Partnership during the nine months ended December 31, 2007. Advances in both periods were made due to certain Local Limited Partnerships experiencing operational issues and the Partnership advanced cash to help with those issue. The Partnership reimbursed the General Partner or affiliates $(20,000) during the nine months ended December 31, 2008 for accrued asset management fees and of reimbursement of operating expenses compared to $(50,000) paid during the three months ended December 31, 2007. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees increased by $31,000 and distributions increased by $3,000 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of June 30, September 30 and December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in the Form 10-K.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification is not expected to have a material impact on the Partnership’s financial position or results of operations.

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2008, (ii) the Condensed Statements of Operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007 and the three and nine months ended December 31, 2008 and 2007 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three, six, and nine month periods ended June 30, 2008, September 30, 2008, and December 31, 2008 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2008 and 2007, the six months ended September 30, 2008 and 2007 and the nine months ended December 31, 2008 and 2007 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURE

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

