Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

For the quarterly period ended September 30, 2009

For the quarterly period ended December 31, 2009

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2009, September 30, 2009

and December 31, 2009

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash	$55,484	$22,439	$22,440	$21,443
Investments in Local Limited Partnerships, net (Notes 2 and 3)	704,006	701,929	699,852	914,118

Total Assets	$759,490	$724,368	$722,292	$935,561

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$39,310	$39,310	$39,310	$39,310
Accrued fees and expenses due to General Partner and affiliates (Note 3)	271,858	204,159	286,494	215,571

Total Liabilities	311,168	243,469	325,804	254,881

Partners’ Equity (Deficit):
General Partner	(43,756)	42,853	42,009	(41,432)
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	492,078	438,046	354,479	722,112

Total Partners’ Equity (Deficit)	448,322	480,899	396,488	680,680
Total Liabilities and Partners’ Equity (Deficit)	$759,490	$724,368	$722,292	$935,561

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

(unaudited)

	2009	2008
	Three Months	Three Months
Reporting fees	$34,031	$-
Distribution income	-	2,983
Total operating income	34,031	2,983

Operating expenses and loss:
Amortization (Note 3)	1,800	3,821
Asset management fees (Note 3)	15,125	15,125
Impairment loss (Note 2)	185,972	957,996
Legal and accounting fees	3,464	18,921
Write off of advances to Local Limited Partnerships (Note 5)	35,853	60,323
Other	1,844	5,305

Total operating expenses and loss	244,058	1,061,491

Loss from operations	(210,027)	(1,058,508)

Equity in losses of Local Limited Partnerships (Note 2)	(22,340)	(37,317)

Interest income	9	-

Net loss	$(232,358)	$(1,095,825)

Net loss allocated to:
General Partner	$(2,324)	$(10,958)
Limited Partners	$(230,034)	$(1,084,867)

Net loss per Partnership Unit	$(10)	$(49)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2009 and 2008

(unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$34,031	$59,648	$59,648
Distribution income	5,277	5,277	-	2,983
Total operating income	5,277	39,308	59,648	62,631

Operating expenses and loss:
Amortization (Note 3)	1,800	3,600	1,800	5,621
Asset management fees (Note 3)	15,125	30,250	15,125	30,250
Impairment loss (Note 2)	-	185,972	-	957,996
Legal and accounting fees	4,121	7,585	46,856	65,777
Write off of advances to Local Limited Partnerships (Note 5)	38,328	74,181	80,834	141,157
Other	210	2,054	876	6,181

Total operating expenses and loss	59,584	303,642	145,491	1,206,982

Loss from operations	(54,307)	(264,334)	(85,843)	(1,144,351)

Equity in losses of Local Limited Partnerships (Note 2)	(277)	(22,617)	(25,256)	(62,573)

Interest income	7	16	4	4

Net loss	$(54,577)	$(286,935)	$(111,095)	$(1,206,920)

Net loss allocated to:
General Partner	$(545)	$(2,869)	$(1,111)	$(12,069)
Limited Partners	$(54,032)	$(284,066)	$(109,984)	$(1,194,851)

Net loss per Partnership Unit	$(2)	$(13)	$(5)	$(54)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2009 and 2008

(unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$34,031	$553	$60,201
Distribution income	-	5,277	-	2,983
Total operating income	-	39,308	553	63,184

Operating expenses and loss:
Amortization (Note 3)	1,800	5,400	1,800	7,421
Asset management fees (Note 3)	15,125	45,375	15,125	45,375
Impairment loss (Note 2)	-	185,972	-	957,996
Legal and accounting fees	5,257	12,842	9,140	74,917
Write off of advances to Local Limited Partnerships (Note 5)	60,324	134,505	22,654	163,811
Other	1,629	3,683	11,847	18,027

Total operating expenses and loss	84,135	387,777	60,566	1,267,547

Loss from operations	(84,135)	(348,469)	(60,013)	(1,204,363)

Equity in losses of Local Limited Partnerships (Note 2)	(277)	(22,894)	(25,255)	(87,828)

Interest income	1	17	2	5

Net loss	$(84,411)	$(371,346)	$(85,266)	$(1,292,186)

Net loss allocated to:
General Partner	$(844)	$(3,713)	$(853)	$(12,922)
Limited Partners	$(83,567)	$(367,633)	$(84,413)	$(1,279,264)

Net loss per Partnerships Unit	$(4)	$(17)	$(4)	$(58)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009

And Nine Months Ended December 31, 2009

(unaudited)

For the Three Months Ended June 30, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(41,432)	$722,112	$680,680

Net loss	(2,324)	(230,034)	(232,358)

Partners’ equity (deficit) at June 30, 2009	$(43,756)	$492,078	$448,322

For the Six Months Ended September 30, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(41,432)	$722,112	$680,680

Net loss	(2,869)	(284,066)	(286,935)

Contributions (Note 6)	87,154	-	87,154

Partners’ equity (deficit) at September 30, 2009	$42,853	$438,046	$480,899

For the Nine Months Ended December 31, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(41,432)	$722,112	$680,680

Net loss	(3,713)	(367,633)	(371,346)

Contributions (Note 6)	87,154	-	87,154

Partners’ equity (deficit) at December 31, 2009	$42,009	$354,479	$396,488

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(232,358)	$(1,095,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,800	3,821
Impairment loss	185,972	957,996
Equity in losses of Local Limited Partnerships	22,340	37,317
Decrease in accrued fees and expenses due to
General Partner and affiliates	56,287	99,674
Net cash provided by operating activities	34,041	2,983

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(35,853)	(60,323)
Write off of advances made to Local Limited Partnerships	35,853	60,323
Distributions received from Local Limited Partnerships	-	2,803
Net cash provided by investing activities	-	2,803

Net increase in cash	34,041	5,786

Cash, beginning of period	21,443	166

Cash, end of period	$55,484	$5,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(286,935)	$(1,206,920)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	3,600	5,621
Impairment loss	185,972	957,996
Equity in losses of Local Limited Partnerships	22,617	62,573
Decrease in accrued fees and expenses due to
General Partner and affiliates	75,742	188,354
Net cash provided by operating activities	996	7,624

Cash flows from in investing activities:
Advances made to Local Limited Partnerships	(74,181)	(141,157)
Write off of advances made to Local Limited Partnerships	74,181	141,157
Distributions received from Local Limited Partnerships	-	17,374
Net cash provided by investing activities	-	17,374

Net increase in cash	996	24,998

Cash, beginning of period	21,443	166

Cash, end of period	$22,439	$25,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$87,154	$150,451

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(371,346)	$(1,292,186)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Amortization	5,400	7,421
Impairment loss	185,972	957,996
Equity in losses of Local Limited Partnerships	22,894	87,828

Decrease in accrued fees and expenses due to General Partner and affiliates	158,077	224,871
Net cash provided by (used in) operating activities	997	(14,070)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(134,505)	(163,811)
Write off of advances made to Local Limited Partnerships	134,505	163,811
Distributions received from Local Limited Partnerships	-	17,374
Net cash provided by investing activities	-	17,374

Net increase in cash	997	3,304

Cash, beginning of period	21,443	166

Cash, end of period	$22,440	$3,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$87,154	$172,548

See accompanying notes to condensed financial statements

  WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2009.

Organization

WNC Housing Tax Credit Fund, V L.P., Series 4 (the “Partnership”) was formed under the California Revised Limited Partnership Act on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to invest primarily in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low-income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years(the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

As of June 30, September 30, and December 31, 2009, the Partnership has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2009,the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, LP subsequent to December 31, 2009. The investment balance was zero at the time of sale for each Local Limited Partnership listed below.

The following table reflects dispositions that occurred subsequent to December 31, 2009:

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2009:

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

Subsequent to December 31, 2009, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

“Equity in losses of Local Limited Partnerships” for each year of the periods ended June 30, September 30 and December 31, 2009 and 2008 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2009, twelve, twelve, twelve, and ten investment accounts in Local Limited Partnerships had reached a zero balance.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2009 and 2008 was $185,972 and $804,387, respectively. For the six months ended September 30, 2009 and 2008, impairment loss of $185,972 and $804,387, respectively, was recorded. Impairment loss for the nine months ended December 31, 2009 and 2008 was $185,972 and$804,387, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2009 and 2008 impairment loss of $0 and $153,609, was recorded against the related intangibles. During the six months ended September 30, 2009 and 2008, impairment loss of $0 and$153,609, was recorded against the related intangibles. During the nine months ended December 31, 2009 and 2008 impairment loss of$0 and $153,609, was recorded against the related intangibles.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $1,800 and $3,821, respectively. For the six months ended September 30, 2009 and 2008 amortization expense was $3,600 and $5,621, respectively. For the nine months ended December 31, 2009 and 2008 amortization expense was $5,400 and $7,421, respectively.

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2009 and 2008 was $185,972 and $804,387, respectively. For the six months ended September 30, 2009 and 2008, impairment loss of $185,972 and $804,387, respectively, was recorded. Impairment loss for the nine months ended December 31, 2009 and 2008 was $185,972 and $804,387, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. During the three months ended June 30, 2009 and 2008 impairment loss of $0 and $153,609, was recorded against the related intangibles. During the six months ended September 30, 2009 and 2008, impairment loss of $0 and $153,609, was recorded against the related intangibles. During the nine months ended December 31, 2009 and 2008 impairment loss of $0 and $153,609, was recorded against the related intangibles.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$914,118	$2,015,782
Impairment loss	(185,972)	(957,996)
Equity in losses of Local Limited Partnerships	(22,340)	(113,083)
Distributions received from Local Limited Partnerships	-	(21,364)
Amortization of capitalized acquisition fees and costs	(1,800)	(9,221)
Investments per balance sheet, end of period	$704,006	$914,118

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$914,118	$2,015,782
Impairment loss	(185,972)	(957,996)
Equity in losses of Local Limited Partnerships	(22,617)	(113,083)
Distributions received from Local Limited Partnerships	-	(21,364)
Amortization of capitalized acquisition fees and costs	(3,600)	(9,221)
Investments per balance sheet, end of period	$701,929	$914,118

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$914,118	$2,015,782
Impairment loss	(185,972)	(957,996)
Equity in losses of Local Limited Partnerships	(22,894)	(113,083)
Distributions received from Local Limited Partnerships	-	(21,364)
Amortization of capitalized acquisition fees and costs	(5,400)	(9,221)
Investments per balance sheet, end of period	$699,852	$914,118

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$574,427	$782,739
Acquisition fees and costs, net of accumulated amortization of $7,200 and $5,400	129,579	131,379
Investments per balance sheet, end of period	$704,006	$914,118

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$574,150	$782,739
Acquisition fees and costs, net of accumulated amortization of $9,000 and $5,400	127,779	131,379
Investments per balance sheet, end of period	$701,929	$914,118

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$573,873	$782,739
Acquisition fees and costs, net of accumulated amortization of $10,800 and $5,400	125,979	131,379
Investments per balance sheet, end of period	$699,852	$914,118

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$1,032,000	$1,089,000
Expenses:
Interest expense	209,000	218,000
Depreciation and amortization	300,000	297,000
Operating expenses	697,000	835,000
Total expenses	1,206,000	1,350,000

Net loss	$(174,000)	$(261,000)

Net loss allocable to the Partnership	$(181,000)	$(255,000)

Net loss recorded by the Partnership	$(22,000)	$(37,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$2,064,000	$2,178,000
Expenses:
Interest expense	417,000	435,000
Depreciation and amortization	601,000	594,000
Operating expenses	1,395,000	1,670,000
Total expenses	2,413,000	2,699,000

Net loss	$(349,000)	$(522,000)

Net loss allocable to the Partnership	$(365,000)	$(510,000)

Net loss recorded by the Partnership	$(23,000)	$(63,000)

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$3,096,000	$3,268,000
Expenses:
Interest expense	626,000	653,000
Depreciation and amortization	901,000	891,000
Operating expenses	2,092,000	2,505,000
Total expenses	3,619,000	4,049,000

Net loss	$(523,000)	$(781,000)

Net loss allocable to the Partnership	$(542,000)	$(765,000)

Net loss recorded by the Partnership	$(23,000)	$(88,000)

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza was $0 for all periods presented. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place as of June 30, September 30, December 31 and March 31, 2008 was $0, $0, $0, and $12,976, respectively. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was$7,200, $9,000, $10,800, and $5,400 as of June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2009, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,125 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $30,250. Management fees of $45,375 were incurred during each of the nine months ended December 31, 2009 and 2008. For all periods presented, no reimbursements were made for those fees.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2009 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and$0 during the three months ended June 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, the Partnership reimbursed operating expenses of $0 and$20,000, respectively. For the nine months ended December 31, 2009 and 2008, operating expense reimbursements were $0 and $30,500, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$103,844	$118,969	$134,094	$88,719
Advances made to the Partnership from General Partner or affiliates	86,280	(875)	59,449	50,427
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	81,734	86,065	92,951	76,425
Total	$271,858	$204,159	$286,494	$215,571

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009 $39,310 was payable.

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009 the Partnership in total had advanced $863,735, $902,063, $962,387,and $827,882, respectively to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009 the Partnership in total had advanced $280,031, $280,031, $280,031, and $280,031, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009 the Partnership in total had advanced $4,939, $4,939, $4,939, and $4,939, respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6 – CONTRIBUTIONS

Expenses paid by the General Partner or affiliates in prior periods were forgiven as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, in the amount of $0, $87,154, $87,154, and $172,548, respectively. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partners’ Equity (Deficit) in the Partnership’s condensed financial statements.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009 the Partnership identified and sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”), The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte. A CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd. and Woodland, Ltd., Greyhound Associates I, L.P., subsequent to December 31, 2009. The investment balance was zero at the time of sale for each Local Limited Partnership listed below.

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 7 –SUBSEQUENT EVENTS, continued

The following table reflects dispositions that occurred subsequent to December 31, 2009:

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

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2009:

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

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2009, September 30, 2009 and

December 31, 2009

(unaudited)

NOTE 7 –SUBSEQUENT EVENTS, continued

Subsequent to December 31, 2009, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted primarily of $55,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $704,000. Liabilities at June 30, 2009 primarily consisted of $39,000 of payables to Local Limited Partnerships and $272,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2009 consisted primarily of $22,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $702,000. Liabilities at September 30, 2009 primarily consisted of $39,000 of payables to Local Limited Partnerships and $204,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2009 consisted primarily of $22,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $700,000. Liabilities at December 31, 2009 primarily consisted of $39,000 of payables to Local Limited Partnerships and $286,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. The Partnership’s net loss for the three months ended June 30, 2009 was $(232,000), reflecting a decrease of approximately $864,000 from the net loss of $(1,096,000) for the three months ended June 30, 2008. The decrease in net loss was primarily due to the decrease in impairment loss of $772,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Advances of $(36,000) were made to several Local Limited Partnerships which were reserved for in full during the three months ended June 30, 2009 compared to $(60,000) advanced and reserved for during the three months ended June 30, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in losses of Local Limited Partnerships of $15,000 for the three months ended June 30, 2009. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The amortization decreased by $2,000 for the three months ended June 30, 2009 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense. Total operating income increased by $31,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 The Partnership’s net loss for the three months ended September 30, 2009 was $(55,000), reflecting a decrease of approximately $56,000 from the net loss of $(111,000) for the three months ended September 30, 2008. There was a decrease of equity in losses of Local Limited Partnerships of $25,000 for the three months ended September 30, 2009. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Advances of $(38,000) were made to several Local Limited Partnerships which were reserved for in full during the three months ended September 30, 2009 compared to $(81,000) advanced during the three months ended September 30, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $43,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to timing of accounting work performed. Additionally, total operating income decreased by $(54,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008 The Partnership’s net loss for the six months ended September 30, 2009 was $(287,000), reflecting a decrease of approximately $920,000 from the net loss of $(1,207,000) for the six months ended September 30, 2008. The decrease in net loss was primarily due to the decrease in impairment loss of $772,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease in equity in losses of Local Limited Partnerships of $40,000 for the six months ended September 30, 2009. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(23,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Advances of $(74,000) were made to several Local Limited Partnerships which were reserved for in full during the six months ended September 30, 2009 compared to $(141,000) advanced during the six months ended September 30, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $58,000 for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the timing of accounting work performed. The amortization decreased by $2,000 for the six months ended September 30, 2009 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008 The Partnership’s net loss for the three months ended December 31, 2009 was $(84,000), reflecting a decrease of approximately $1,000 from the net loss of $(85,000) for the three months ended December 31, 2008. Advances of $(60,000) were made to several Local Limited Partnerships and reserved for in full during the three months ended December 31, 2009 compared to $(23,000) advanced and reserved for during the three months ended December 31, 2008. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in losses of Local Limited Partnerships of $25,000 for the three months ended December 31, 2009. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees decreased by $4,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the timing of accounting work performed. Total operating income decreased by $(1,000) for the three months ended December 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008 The Partnership’s net loss for the nine months ended December 31, 2009 was $(371,000), reflecting a decrease of approximately $921,000 from the net loss of $(1,292,000) for the nine months ended December 31, 2008. The decrease in net loss was primarily due to the decrease in impairment loss of $772,000 for the nine months ended December 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was a decrease of equity in losses of Local Limited Partnerships of $65,000 for the nine months ended December 31, 2009. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(24,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Advances of $(135,000) were made to several Local Limited Partnerships which were reserved for in full during the nine months ended December 31, 2009 compared to $(164,000) advanced and reserved for during the nine months ended December 31, 2008. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $62,000 for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 due to the timing of accounting work performed. The amortization decreased by $2,000 for the nine months ended December 31, 2009 due to the net acquisition costs and fees associated with the Local Limited Partnerships being impaired, thereby reducing future amortization expense.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 Net cash provided during the three months ended June 30, 2009 was $34,000, compared to the net cash provided for the three months ended June 30, 2008 of $6,000. During the three months ended June 30, 2009 the Partnership advanced $(36,000) to a Local Limited Partnership that was experiencing operational issues compared to $(60,000) advanced during the three months ended June 30, 2008 as discussed above. Reporting fees increased by $34,000 and distributions decreased by $(3,000) for the three months ended June 30, 2009 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows allow for the payment.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008 Net cash provided during the six months ended September 30, 2009 was $1,000, compared to the six months ended September 30, 2008 of $25,000. The Partnership reimbursed the General Partner or affiliates $(20,000) during the six months ended September 30, 2008 for operating expenses compared to no payment made during the three months ended September 30, 2009. Reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Advances of $(74,000) were made to several Local Limited Partnerships during the six months ended September 30, 2009 compared to $(141,000) advanced during the six months ended September 30, 2008. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Reporting fees decreased by $(26,000) and distributions decreased by $(15,000) for the six months ended September 30, 2008, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008 Net cash provided during the nine months ended December 31, 2009 was $1,000, compared to the nine months ended December 31, 2008 of $3,000. The Partnership reimbursed the General Partner or affiliates $(20,000) during the nine months ended December 31, 2008 for accrued asset management fees and operating expenses compared to no payment made during the nine months ended September 30, 2009. Advances of $(135,000) were made to a Local Limited Partnership during the nine months ended December 31, 2009, compared to $(164,000) advanced during the nine months ended December 31, 2008. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Reporting fees decreased by $(26,000) and distributions decreased by $(15,000) for the nine months ended December 31, 2009 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows allow for the payment.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2009, September 30, 2009 December 31, 2009, and March 31, 2009, (ii) the Condensed Statements of Operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three, six, and nine-month periods ended June 30, 2009, September 30, 2009, and December 31, 2009 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2009 and 2008, the six months ended September 30, 2009 and 2008 and the nine months ended December 31, 2009 and 2008 and (iv) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	November 4, 2013.

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	November 4, 2013.

