Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

For the quarterly period ended September 30, 2010

For the quarterly period ended December 31, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

California	33-0707612
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2010, September 30, 2010 and December 31, 2010

PART I. FINANCIAL INFORMATION

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010
ASSETS

Cash	$55,933	$13,632	$64,055	$25,677
Investments in Local Limited Partnerships, net (Notes 2 and 3)	603,667	593,282	600,035	697,775
Sales proceeds receivable	67,975	37,973	7,973	-

Total Assets	$727,575	$644,887	672,063	$723,452

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$39,310	$39,310	$39,310	$39,310
Accrued fees and expenses due to General Partner and affiliates (Note 3)	302,770	221,715	238,339	311,427

Total Liabilities	342,080	261,025	277,649	350,737

Partners’ Equity:
General Partner	41,899	41,882	41,988	41,771
Limited Partners (25,000 Partnership Units authorized; 21,990 Partnership Units issued and outstanding)	343,596	341,980	352,426	330,944

Total Partners’ Equity	385,495	383,862	394,414	372,715
Total Liabilities and Partners’ Equity	$727,575	$644,887	$672,063	$723,452

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

(unaudited)

	2010	2009
	Three Months	Three Months
Reporting fees	$-	$34,031
Distribution income	5,000	-
Total operating income	5,000	34,031

Operating expenses and loss:
Amortization (Note 3)	1,800	1,800
Asset management fees (Note 3)	14,081	15,125
Impairment loss (Note 2)	87,338	185,972
Legal and accounting fees	15,131	3,464
Write off of advances to Local Limited Partnerships (Note 5)	-	35,853
Other	7,153	1,844

Total operating expenses and loss	125,503	244,058

Loss from operations	(120,503)	(210,027)

Equity in losses of Local Limited Partnerships (Note 2)	(4,970)	(22,340)

Gain on sale of Local Limited Partnerships (Note 2)	137,413	-

Interest income	840	9

Net income (loss)	$12,780	$(232,358)

Net income (loss) allocated to:
General Partner	$128	$(2,324)
Limited Partners	$12,652	$(230,034)

Net income (loss) per Partnership Unit	$1	$(10)

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2010 and 2009

(unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$10,581	$10,581	$-	$34,031
Distribution income	-	5,000	5,277	5,277
Total operating income	10,581	15,581	5,277	39,308

Operating expenses and loss:
Amortization (Note 3)	1,800	3,600	1,800	3,600
Asset management fees (Note 3)	14,081	28,162	15,125	30,250
Impairment loss (Note 2)	-	87,338	-	185,972
Legal and accounting fees	5,180	20,311	4,121	7,585
Write off of advances to Local Limited Partnerships (Note 5)	-	-	38,328	74,181
Other	584	7,737	210	2,054

Total operating expenses and loss	21,645	147,148	59,584	303,642

Loss from operations	(11,064)	(131,567)	(54,307)	(264,334)

Equity in income(losses) of Local Limited Partnerships (Note 2)	8,552	3,582	(277)	(22,617)

Gain on sale of Local Limited Partnerships (Note 2)	-	137,413	-	-

Interest income	879	1,719	7	16

Net income (loss)	$(1,633)	$11,147	$(54,577)	$(286,935)

Net income (loss) allocated to:
General Partner	$(17)	$111	$(545)	$(2,869)
Limited Partners	(1,616)	11,036	(54,032)	$(284,066)

Net income (loss) per Partnership Unit	$0	$1	$(3)	$(13)
Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three And Nine Months Ended

December 31, 2010 and 2009

(unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$10,581	$-	$34,031
Distribution income	-	5,000	-	5,277
Total operating income	-	15,581	-	39,308

Operating expenses and loss:
Amortization (Note 3)	1,800	5,400	1,800	5,400
Asset management fees (Note 3)	14,131	42,293	15,125	45,375
Impairment loss (Note 2)	-	87,338	-	185,972
Legal and accounting fees	-	20,311	5,257	12,842
Write off of advances to Local Limited Partnerships (Note 5)	-	-	60,324	134,505
Other	2,492	10,229	1,629	3,683

Total operating expenses and loss	18,423	165,571	84,135	387,777

Loss from operations	(18,423)	(149,990)	(84,135)	(348,469)

Equity in income (losses) of Local Limited Partnerships (Note 2)	8,553	12,135	(277)	(22,894)

Gain on sale of Local Limited Partnerships (Note 2)	20,000	157,413	-	-

Interest income	422	2,141	1	17

Net income (loss)	$10,552	$21,699	$(84,411)	$(371,346)

Net income (loss) allocated to:
General Partner	$106	$217	$(844)	$(3,713)
Limited Partners	$10,446	$21,482	$(83,567)	$(367,633)

Net income (loss) per Partnerships Unit	$0	$1	$(4)	$(17)

Outstanding weighted Partnership Units	21,990	21,990	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY

For the Three Months Ended June 30, 2010, Six Months Ended September 30, 2010 and
Nine Months Ended December 31, 2010

(unaudited)

For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2010	$41,771	$330,944	$372,715

Net income	128	12,652	12,780

Partners’ equity at June 30, 2010	$41,899	$343,596	$385,495

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2010	$41,771	$330,944	$372,715

Net income	111	11,036	11,147

Partners’ equity at September 30, 2010	$41,882	$341,980	$383,862

For the Nine Months Ended December 31, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2010	$41,771	$330,944	$372,715

Net income	217	21,482	21,699

Partners’ equity at December 31, 2010	$41,988	$352,426	$394,414

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$12,780	$(232,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	1,800	1,800
Impairment loss	87,338	185,972
Equity in losses of Local Limited Partnerships	4,970	22,340
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(8,657)	56,287
Gain on sale of Local Limited Partnerships	(137,413)	-
Net cash provided by (used in) operating activities	(39,182)	34,041

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	69,438	-
Advances made to Local Limited Partnerships	-	(35,853)
Write off of advances made to Local Limited Partnerships	-	35,853
Net cash provided by investing activities	69,438	-

Net increase in cash	30,256	34,041

Cash, beginning of period	25,677	21,443

Cash, end of period	$55,933	$55,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,147	$(286,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	3,600	3,600
Impairment loss	87,338	185,972
Equity in (income) losses of Local Limited Partnerships	(3,582)	22,617
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(89,712)	75,742
Gain on sale of Local Limited Partnerships	(137,413)	-
Net cash provided by (used in) operating activities	(128,622)	996

Cash flows from in investing activities:
Net proceeds from sale of Local Limited Partnerships	99,440	-
Advances made to Local Limited Partnerships	-	(74,181)
Write off of advances made to Local Limited Partnerships	-	74,181
Distributions received from Local Limited Partnerships	17,137	-
Net cash provided by investing activities	116,577	-

Net increase (decrease) in cash	(12,045)	996

Cash, beginning of period	25,677	21,443

Cash, end of period	$13,632	$22,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$-	$87,154

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,699	$(371,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	5,400	5,400
Impairment loss	87,338	185,972
Equity in (income) losses of Local Limited Partnerships	(12,135)	22,894
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(73,088)	158,077
Gain on sale of Local Limited Partnerships	(157,413)	-
Net cash provided by (used in) operating activities	(128,229)	997

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	149,440	-
Advances made to Local Limited Partnerships	-	(134,505)
Write off of advances made to Local Limited Partnerships	-	134,505
Distributions received from Local Limited Partnerships	17,137	-
Net cash provided by investing activities	166,577	-

Net increase in cash	38,378	997

Cash, beginning of period	25,677	21,443

Cash, end of period	$64,055	$22,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$-	$87,154

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010, six months ended September 30, 2010 and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

As of June 30, September 30, and December 31, 2010, the Partnership has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014

Exit Strategy

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three, six and nine months ended June 30, September 30, and December 31, 2010, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P. (“Mesa Verde”). The Partnership also identified and sold its Local Limited Partnership interests in Lamar Plaza Apartments, L.P. The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The investment balance was zero at the time of sale for each Local Limited Partnership listed below.

Local Limited Partnership	Debt at prior 12/31 from sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Mesa Verde Apartments, L.P. (*)	$1,919,353	$2,300,000	4/23/2010	$137,413	$-	$137,413
Lamar Plaza Apartments, LP	651,285	330,000	12/31/2010	20,000	-	20,000

(*) $88,084 of the total sale proceeds from the sale of Mesa Verde were recorded as a note at date of sale, of which $67,975, $37,973, and $7,973 were included in sale proceeds receivable on the balance sheet as of June 30, 2010, September 30, 2010, and December 31, 2010, respectively.

The following table represents the anticipated use of the cash proceeds from the disposition of the Local Limited Partnerships during the three, six and nine months ended June 30, September 30, and December 31, 2010.

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2010, the Partnership identified and sold the Housing Complexes of The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P subsequent to December 31, 2010.

The following table reflects dispositions that occurred subsequent to December 31, 2010:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
The North Central Limited Partnership (*)	$313,264	$640,000	3/23/2011	$225,967	$992	$-	$224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

(*) The Compliance Periods for the Local Limited Partnerships expired after the respective date of sale. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2010:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
The North Central Limited Partnership	$225,967	$36,000	$88,719	$101,248
Blessed Rock of El Monte, a CA Partnership	2,355,384	25,852	966,695	1,362,837
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2010, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Appraisal expense	Estimated gain on sale
Ashford Place Limited Partnership	01/31/2014	$2,560,000	$612,803	$5,000	$3,000	$2,000
Cleveland Apartments, L.P	12/31/2013	1,070,000	1,471,060	50,000	-	50,000

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

“Equity in losses of Local Limited Partnerships” for each year of the periods ended June 30, September 30 and December 31, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For the three, six and nine months ended June 30, September 30 and December 31, 2010, respectively, as soon as the investment balance reached zero, the related costs for acquiring the investment were written off.

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2010,thirteen,thirteen, thirteen, and twelve investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2010 and 2009 was $87,338 and $185,972, respectively. For the six months ended September 30, 2010 and 2009, impairment loss of $87,338 and $185,972, respectively, was recorded. Impairment loss for the nine months ended December 31, 2010 and 2009 was $87,338 and $185,972, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. No impairment losses were recorded against the related intangibles for any of the periods presented.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2010 and 2009 was $1,800. For the six months ended September 30, 2010 and 2009 amortization expense was $3,600. For the nine months ended December 31, 2010 and 2009 amortization expense was $5,400.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, September 30, December 31, 2010, and March 31, 2010 the Partnership has acquired limited partnership interests in thirteen, thirteen, twelve, and fourteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 643, 643, 615, and 785 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, except for one Local Limited Partnership which the Partnership is entitled to 49.50%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2010 and 2009 was $87,338 and $185,972, respectively. For the six months ended September 30, 2010 and 2009, impairment loss of $87,338 and $185,972, respectively, was recorded. Impairment loss for the nine months ended December 31, 2010 and 2009 was $87,338 and $185,972, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. No impairment losses were recorded against the related intangibles for any of the periods presented.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$697,775	$914,118
Impairment loss	(87,338)	(185,972)
Equity in losses of Local Limited Partnerships	(4,970)	(23,171)
Distributions received from Local Limited Partnerships	-	-
Amortization of capitalized acquisition fees and costs	(1,800)	(7,200)
Investments per balance sheet, end of period	$603,667	$697,775

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$697,775	$914,118
Impairment loss	(87,338)	(185,972)
Equity in losses of Local Limited Partnerships	3,582	(23,171)
Distributions received from Local Limited Partnerships	(17,137)	-
Amortization of capitalized acquisition fees and costs	(3,600)	(7,200)
Investments per balance sheet, end of period	$593,282	$697,775

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$697,775	$914,118
Impairment loss	(87,338)	(185,972)
Equity in losses of Local Limited Partnerships	12,135	(23,171)
Distributions received from Local Limited Partnerships	(17,137)	-
Amortization of capitalized acquisition fees and costs	(5,400)	(7,200)
Investments per balance sheet, end of period	$600,035	$697,775

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$481,289	$573,596
Acquisition fees and costs, net of accumulated amortization of $14,400 and $12,600	122,378	124,179
Investments per balance sheet, end of period	$603,667	$697,775

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$472,703	$573,596
Acquisition fees and costs, net of accumulated amortization of $16,200 and $12,600	120,579	124,179
Investments per balance sheet, end of period	$593,282	$697,775

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$481,256	$573,596
Acquisition fees and costs, net of accumulated amortization of $18,000 and $12,600	118,779	124,179
Investments per balance sheet, end of period	$600,035	$697,775

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$870,000	$1,032,000
Expenses:
Interest expense	154,000	209,000
Depreciation and amortization	247,000	300,000
Operating expenses	613,000	697,000
Total expenses	1,014,000	1,206,000

Net loss	$(144,000)	$(174,000)

Net loss allocable to the Partnership	$(151,000)	$(181,000)

Net loss recorded by the Partnership	$(5,000)	$(22,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$1,741,000	$2,064,000
Expenses:
Interest expense	308,000	417,000
Depreciation and amortization	494,000	601,000
Operating expenses	1,226,000	1,394,000
Total expenses	2,028,000	2,412,000

Net loss	$(287,000)	$(348,000)

Net loss allocable to the Partnership	$(302,000)	$(361,000)

Net loss recorded by the Partnership	$4,000	$(23,000)

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$2,611,000	$3,096,000
Expenses:
Interest expense	462,000	626,000
Depreciation and amortization	740,000	901,000
Operating expenses	1,840,000	2,092,000
Total expenses	3,042,000	3,619,000

Net loss	$(431,000)	$(523,000)

Net loss allocable to the Partnership	$(453,000)	$(542,000)

Net loss recorded by the Partnership	$12,000	$(23,000)

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

Although Lamar Plaza was sold on December 31, 2010 the Local Limited Partnership continued to be monitored since the Compliance Period was not completed until December 31, 2012. It was revealed in 2011 that the economic occupancy was 94%, indicating a consistent occupancy of above 90%. However, the asset experienced a temporary reduction in occupancy during the third quarter of 2012, but ended the year with 100%. The investment balance for Lamar Plaza was $0 as of all periods presented. No recapture of Low Income Housing Tax Credits was experience subsequent to the sale of this Local Limited Partnership.

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place was $0 as of all periods presented. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $462,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this filing date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford was $0 as of all periods presented. The Compliance Period for Ashford ends on December 31, 2012.

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

During 2003, occupancy dropped into the 60% range and rebounded in late 2004 into the low 80s. During 2005, occupancy did reach into the high 80%s but collections were approximately 10% lower; this trend continued into 2006. From 2007 until the date of sale of the Local Limited Partnership, April 23, 2010, Mesa Verde Apartments had been continuously experiencing occupancy issues falling as low as the 50’s and no higher than the low 70’s in occupancy. During 2007, there were several incidents involving local authorities that were prevalent throughout the market area and Mesa Verde. These incidents further impacted Mesa Verde’s occupancy, which dropped even further into the low 70%s to high 60%s. Since early 2002, this property has operated with insufficient cash flow due to lower than anticipated occupancy, poor rental collections, and high tenant turnover. Due to the extended period of time Mesa Verde has experienced negative cash flow, the Partnership has funded over $1,000,000 for operations, capital needs, capital improvements, and to refinance the original mortgage as described below. Mesa Verde Apartments has been on the watch list since March 2002 and remained there until the date of sale, which occurred on April 23, 2010. The investment balance for Mesa Verde was $0 as of all periods presented. The Compliance Period for Mesa Verde ended on December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was$14,400, $16,200, $18,000 and $12,600 as of June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2010, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,081 and $15,125 were incurred during each of the three months ended June 30, 2010 and 2009. For each of the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $28,162 and $30,250. Management fees of $42,293 and $45,375 were incurred during each of the nine months ended December 31, 2010 and 2009. No payments were made by the Partnership to the General Partner or affiliates for accrued asset management fees during any of the periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2010 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $25,000 and$0 during the three months ended June 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009, the Partnership reimbursed operating expenses of $115,900 and$0, respectively. For the nine months ended December 31, 2010 and 2009, operating expense reimbursements were $115,900 and $0, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010

Asset management fee payable	$163,300	$177,381	$191,462	$149,219
Advances made to the Partnership from General Partner or affiliates	39,427	29,427	29,427	59,449
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	100,043	14,907	17,450	102,759
Total	$302,770	$221,715	$238,339	$311,427

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010$39,310 was payable.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010 the Partnership in total had advanced $280,031, $280,031, $280,031, and $280,031, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010 the Partnership in total had advanced $4,939, $4,939, $4,939, and $4,939, respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

NOTE 6 –SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Partnership identified and sold the Housing Complexes of The North Central Limited Partnership (“The North Central”) and Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in D. Hilltop Apartments, Ltd., Woodland, Ltd., Greyhound Associates I, L.P, and Crescent City Apartment, a CA Limited Partnership (“Crescent”) subsequent to December 31, 2010.

The following table reflects dispositions that occurred subsequent to December 31, 2010:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
The North Central Limited Partnership (*)	$313,264	$640,000	3/23/2011	$225,967	$992	$-	$224,975
Blessed Rock of El Monte, a CA Limited Partnership	2,054,000	6,910,000	4/12/2013	2,355,384	2,250	547,890	1,805,244
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2010, September 30, 2010 and

December 31, 2010

(unaudited)

NOTE 6 –SUBSEQUENT EVENTS, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2010:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
The North Central Limited Partnership	$225,967	$36,000	$88,719	$101,248
Blessed Rock of El Monte, a CA Partnership	2,355,384	25,852	966,695	1,362,837
D. Hilltop Apartments, Ltd.	20,000	11,775	-	8,225
Woodland, Ltd	28,001	23,000	-	5,001
Greyhound Associates I, L.P	5,000	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	28,132

Subsequent to December 31, 2010, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009, and the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted primarily of $56,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $604,000 and sales proceeds receivable of $68,000. Liabilities at June 30, 2010 primarily consisted of$39,000 of payables to Local Limited Partnerships and $303,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2010 consisted primarily of $14,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $593,000 and sales proceeds receivable of $38,000. Liabilities at September 30, 2010 primarily consisted of $39,000 of payables to Local Limited Partnerships and $222,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2010 consisted primarily of $64,000 in cash, aggregate investments in the twelve Local Limited Partnerships of $600,000 and sales proceeds receivable of $8,000. Liabilities at December 31, 2010 primarily consisted of $39,000 of payables to Local Limited Partnerships and $238,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 The Partnership’s net income for the three months ended June 30, 2010 was $13,000 reflecting an increase of approximately $245,000 from the net loss of $(232,000) for the three months ended June 30, 2009. The increase was primarily due to the increase of $137,000 gain on sale of Local Limited partnerships for the three months ended June 30, 2010. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. There was a decrease in impairment loss of $99,000 for the three months ended June 30, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. No advances were made to the Local Limited Partnerships during the three months ended June 30, 2010 compared to $(36,000) advanced and reserved for during the three months ended June 30, 2009. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in losses of Local Limited Partnerships of $17,000 for the three months ended June 30, 2010. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(29,000) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $(12,000) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the timing of accounting work performed.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 The Partnership’s net loss for the three months ended September 30, 2010 was $(2,000), reflecting a decrease of approximately $53,000 from the net loss of $(55,000) for the three months ended September 30, 2009. There was an increase of equity in income of Local Limited Partnerships of $9,000 for the three months ended September 30, 2010. The equity in income (losses) can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, total operating income increased by $5,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There were no advances made to the Local Limited Partnerships during the three months ended September 30, 2010 compared to $(38,000) advanced and reserved for during the three months ended September 30, 2009. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(1,000) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the timing of accounting work performed.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009 The Partnership’s net income for the six months ended September 30, 2010 was $11,000, reflecting a change of approximately $298,000 from the net loss of $(287,000) for the six months ended September 30, 2009. The increase was primarily due to the increase of $137,000 in gain on sale of Local Limited partnerships for the six months ended September 30, 2010. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. There was a decrease in impairment loss of $99,000 for the six months ended September 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase in equity in income of Local Limited Partnerships of $26,000 for the six months ended September 30, 2010. The equity in income(losses) can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(24,000) for the six months ended September 30, 2010 compared to the six months ended September 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There were no advances made during the six months ended September 30, 2010 compared to $(74,000) advanced and reserved for during the three months ended September 30, 2009. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(13,000) for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 due to the timing of accounting work performed. There was also a $2,000 decrease of asset management fees for the six months ended September 30, 2010. These fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009 The Partnership’s net income for the three months ended December 31, 2010 was $11,000, reflecting an increase of approximately $95,000 from the net loss of $(84,000) for the three months ended December 31, 2009. Advances of $(60,000) were made to several Local Limited partnerships which were reserved in full during the three months ended December 31, 2009 compared to no such advances made during the three months ended December 31, 2010. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was an increase in equity in net losses of Local Limited Partnerships of $9,000 for the three months ended December 31, 2010. The equity in income (losses) can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees decreased by $5,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to the timing of accounting work performed. There was an increase of $20,000 in gain on sale of Local Limited Partnerships for the three months ended December 31, 2010. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009 The Partnership’s net income for the nine months ended December 31, 2010 was $22,000, reflecting a change of approximately $393,000 from the net loss of $(371,000) for the nine months ended December 31, 2009. The change is largely due to an increase of $157,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2010 compared to the nine months ended December, 2009. The gains recorded vary based on sales prices and values of the Local Limited Partnerships sold. There was a decrease in impairment loss of $99,000 for the nine months ended December 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was an increase of equity in income of Local Limited Partnerships of $35,000 for the nine months ended December 31, 2010. The equity in income(losses) can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(24,000) for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There were no advances made during the nine months ended December 31, 2010 compared to $(135,000) advanced and reserved for during the nine months ended December 31, 2009. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(7,000) for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 due to the timing of accounting work performed. There was also a $3,000 decrease of asset management fees for the nine months ended December 31, 2010. These fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 Net cash provided during the three months ended June 30, 2010 was $30,000, compared to the three months ended June 30, 2009 of $34,000. During the three months ended June 30, 2009 the Partnership advanced $(36,000) to a Local Limited Partnership that was experiencing operational issues compared to no such advances made for the three months ended June 30, 2010 as discussed above. The Partnership reimbursed the General Partner or affiliates $(25,000) during the three months ended June 30, 2010 compared to no payment made during the three months ended June 30, 2009 for reimbursements of operating expenses paid on its behalf. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2010, the Partnership received $69,000 in net cash proceeds from the disposition of one of its Local Limited Partnerships interest. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions. Reporting fees decreased by $(34,000) and distributions increased by $5,000 for the three months ended June 30, 2010, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009 Net cash used during the six months ended September 30, 2010 was $(12,000), compared to the six months ended September 30, 2009 of $1,000. The Partnership reimbursed the General Partner or affiliates $(116,000) during the six months ended September 30, 2010 for operating expenses compared to no such payment made during the three months ended September 30, 2009. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership made no advances to a Local Limited Partnership during the six months ended September 30, 2010 compared to $(74,000) advanced during the six months ended September 30, 2009 as discussed above. Reporting fees decreased by $(23,000) and distributions increased by $17,000 for the six months ended September 30, 2010, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment. During the six months ended September 30, 2010, the Partnership received $99,000 in proceeds from the sale of a Local Limited Partnership. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009 Net cash provided during the nine months ended December 31, 2010 was $38,000, compared to the nine months ended December 31, 2009 of $1,000. The change is due primarily to the fact that during the nine months ended December 31, 2010, the Partnership received $149,000 in proceeds from the sale of Local Limited Partnerships. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions. During the nine months ended December 31, 2009, the partnership advanced $(135,000) to a Local Limited partnership which was experiencing operational issues compared to no such advances made during the nine months ended December 31, 2010 as discussed above. The Partnership reimbursed the General Partner or affiliates $(116,000) during the nine months ended December 31, 2010 for operating expenses compared to no such payment made during the nine months ended December 31, 2009. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees decreased by $(23,000) and distributions increased by $17,000 for the nine months ended September 30, 2010, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2009, (ii) the Condensed Statements of Operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009 and the three and nine months ended December 31, 2010 and 2009 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three, six, and nine-month periods ended June 30, 2010, September 30, 2010, December 31, 2010 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2010 and 2009, the six months ended September 30, 2010 and 2009 and the nine months ended December 31, 1010 and 2009 (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUNDV, L.P., SERIES 4

By: WNC & ASSOCIATES, INC.         General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc

Date: November 4, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 4, 2013

