Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

For the quarterly period ended September 30, 2011

For the quarterly period ended December 31, 2011

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2011, September 30, 2011 and December 31, 2011

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2011
ASSETS

Cash	$144,707	$146,641	$85,466	$153,987
Prepaid expenses	22,333	-	-	28,130
Investments in Local Limited Partnerships, net (Notes 2 and 3)	606,478	614,097	621,716	606,786

Total Assets	$773,518	$760,738	$707,182	$788,903

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$33,810	$33,810	$33,810	$33,810
Accrued fees and expenses due to General Partner and affiliates (Note 3)	119,328	121,845	138,429	131,632
Accounts Payable	-	-	-	920

Total Liabilities	153,138	155,655	172,239	166,362

Partners’ Equity:
General Partner	44,247	44,094	43,393	44,269
Limited Partners (25,000 Partnership Units authorized; 21,990, 21,955, 21,955, and 21,955 Partnership Units issued and outstanding)	576,133	560,989	491,550	578,272

Total Partners’ Equity	620,380	605,083	534,943	622,541
Total Liabilities and Partners’ Equity	$773,518	$760,738	$707,182	$788,903

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010

(unaudited)

	2011	2010
	Three Months	Three Months
Reporting fees	$6,000	$-
Distribution income	5,786	5,000
Total operating income	11,786	5,000

Operating expenses and loss:
Amortization (Note 3)	1,800	1,800
Asset management fees (Note 3)	12,696	14,081
Impairment loss (Note 2)	-	87,338
Legal and accounting fees	1,026	15,131
Write off of advances to Local Limited Partnerships (Note 5)	4,020	-
Other	3,851	7,153

Total operating expenses and loss	23,393	125,503

Loss from operations	(11,607)	(120,503)

Equity in income (losses) of Local Limited Partnerships (Note 2)	9,419	(4,970)

Gain on sale of Local Limited Partnerships (Note 2)	-	137,413

Interest income	27	840

Net income (loss)	$(2,161)	$12,780

Net income (loss) allocated to:
General Partner	$(22)	$128
Limited Partners	$(2,139)	$12,652

Net income (loss) per Partnership Unit	$-	$1

Outstanding weighted Partnership Units	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2011 and 2010

(unaudited)

	2011		2010
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,916	$7,916	$10,581	$10,581
Distribution income	-	5,786	-	5,000
Total operating income	1,916	13,702	10,581	15,581

Operating expenses and loss:
Amortization (Note 3)	1,800	3,600	1,800	3,600
Asset management fees (Note 3)	12,696	25,392	14,081	28,162
Impairment loss (Note 2)	-	-	-	87,338
Legal and accounting fees	1,101	2,127	5,180	20,311
Write off of advances to Local Limited Partnerships (Note 5)	-	4,020	-	-
Other	11,053	14,904	584	7,737

Total operating expenses and loss	26,650	50,043	21,645	147,148

Loss from operations	(24,734)	(36,341)	(11,064)	(131,567)

Equity in income of Local Limited Partnerships (Note 2)	9,419	18,838	8,552	3,582

Gain on sale of Local Limited Partnerships (Note 2)	-	-	-	137,413

Interest income	18	45	879	1,719

Net income (loss)	$(15,297)	$(17,458)	$(1,633)	$11,147

Net income (loss) allocated to:
General Partner	$(153)	$(175)	$(17)	$111
Limited Partners	$(15,144)	$(17,283)	$(1,616)	$11,036

Net income (loss) per Partnership Unit	$(1)	$(1)	$-	$1

Outstanding weighted Partnership Units	21,955	21,955	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three And Nine Months Ended

December 31, 2011 and 2010

(unaudited)

	2011		2010
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$7,916	$-	$10,581
Distribution income	-	5,786	-	5,000
Total operating income	-	13,702	-	15,581

Operating expenses and loss:
Amortization (Note 3)	1,800	5,400	1,800	5,400
Asset management fees (Note 3)	12,696	38,088	14,131	42,293
Impairment loss (Note 2)	-	-	-	87,338
Legal and accounting fees	2,804	4,931	-	20,311
Write off of advances to Local Limited Partnerships (Note 5)	61,190	65,210	-	-
Other	1,084	15,988	2,492	10,229

Total operating expenses and loss	79,574	129,617	18,423	165,571

Loss from operations	(79,574)	(115,915)	(18,423)	(149,990)

Equity in income (losses) of Local Limited Partnerships (Note 2)	9,419	28,257	8,553	12,135

Gain on sale of Local Limited Partnerships (Note 2)	-	-	20,000	157,413

Interest income	15	60	422	2,141

Net income (loss)	$(70,140)	$(87,598)	$10,552	$21,699

Net income (loss) allocated to:
General Partner	$(701)	$(876)	$106	$217
Limited Partners	$(69,439)	$(86,722)	$10,446	$21,482

Net income (loss) per Partnerships Unit	$(3)	$(4)	$0	$1

Outstanding weighted Partnership Units	21,955	21,955	21,990	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY

For the Three Months Ended June 30, 2011, Six Months Ended September 30, 2011
and Nine Months Ended December 31, 2011

(unaudited)

For the Three Months Ended June 30, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2011	$44,269	$578,272	$622,541

Net loss	(22)	(2,139)	(2,161)

Partners’ equity at June 30, 2011	$44,247	$576,133	$620,380

For the Six Months Ended September 30, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2011	$44,269	$578,272	$622,541

Net loss	(175)	(17,283)	(17,458)

Partners’ equity at September 30, 2011	$44,094	$560,989	$605,083

For the Nine Months Ended December 31, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2011	$44,269	$578,272	$622,541

Net loss	(876)	(86,722)	(87,598)

Partners’ equity at December 31, 2011	$43,393	$491,550	$534,943

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,161)	$12,780
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	1,800	1,800
Impairment loss	-	87,338
Equity in (income) losses of Local Limited Partnerships	(9,419)	4,970
Decrease in prepaid expenses	5,797	-
Decrease in accrued fees and expenses due to General Partner and affiliates	(13,224)	(8,657)
Gain on sale of Local Limited Partnerships	-	(137,413)
Net cash used in operating activities	(17,207)	(39,182)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	69,438
Advances made to Local Limited Partnerships	(4,020)	-
Write off of advances made to Local Limited Partnerships	4,020	-
Distributions received from Local Limited Partnerships	7,927	-
Net cash provided by investing activities	7,927	69,438

Net increase (decrease) in cash	(9,280)	30,256

Cash, beginning of period	153,987	25,677

Cash, end of period	$144,707	$55,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(17,458)	$11,147
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	3,600	3,600
Impairment loss	-	87,338
Equity in income of Local Limited Partnerships	(18,838)	(3,582)
Decrease in prepaid expenses	28,130	-
Decrease in accrued fees and expenses due to General Partner and affiliates	(10,707)	(89,712)
Gain on sale of Local Limited Partnerships	-	(137,413)
Net cash used in operating activities	(15,273)	(128,622)

Cash flows from in investing activities:
Net proceeds from sale of Local Limited Partnerships	-	99,440
Advances made to Local Limited Partnerships	(4,020)	-
Write off of advances made to Local Limited Partnerships	4,020	-
Distributions received from Local Limited Partnerships	7,927	17,137
Net cash provided by investing activities	7,927	116,577

Net decrease in cash	(7,346)	(12,045)

Cash, beginning of period	153,987	25,677

Cash, end of period	$146,641	$13,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(87,598)	$21,699
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	5,400	5,400
Impairment loss	-	87,338
Equity in income of Local Limited Partnerships	(28,257)	(12,135)
Decrease in prepaid expenses	28,130	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	5,877	(73,088)
Gain on sale of Local Limited Partnerships	-	(157,413)
Net cash used in operating activities	(76,448)	(128,199)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	149,440
Advances made to Local Limited Partnerships	(65,210)	-
Write off of advances made to Local Limited Partnerships	65,210	-
Distributions received from Local Limited Partnerships	7,927	17,137
Net cash provided by investing activities	7,927	166,577

Net increase (decrease) in cash	(68,521)	38,378

Cash, beginning of period	153,987	25,677

Cash, end of period	$85,466	$64,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011, six months ended September 30, 2011 and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As June 30, September 30, and December 31, 2011 the Partnership Units that remain outstanding were 21,990, 21,955, and 21,955, respectively. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years(the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

As of June 30, September 30, and December 31, 2011, the Partnership has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

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

As of March 31, 2011, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P, The North Central Limited Partnership, and the Local Limited Partnership Interest in Lamar Plaza Apartments, LP.

Subsequent to December 31, 2011,the Partnership identified and sold the Housing Complexes of Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in D. Hilltop Apartments, Ltd., Woodland, Ltd., Greyhound Associates I, L.P, and Crescent City Apartment, a CA Limited Partnership subsequent to December 31, 2011. The Compliance Period for all Local Limited Partnerships had expired as the date of sale so there was no risk of tax credit recapture to the investors in the Partnership.

The following table reflects dispositions that occurred subsequent to December 31, 2011:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Blessed Rock of El Monte, a CA Limited Partnership	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,250	$547,890	$1,805,244
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2011:

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

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2011, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

“Equity in income (losses) of Local Limited Partnerships” for each year of the periods ended June 30, September 30 and December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For the three, six and nine months ended June 30, September 30 and December 31, 2011, respectively, as soon as the investment balance reached zero, the related costs for acquiring the investment were written off.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2011, ten investment accounts in Local Limited Partnerships had reached a zero balance.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2011 and 2010 was $0 and $87,338, respectively. For the six months ended September 30, 2011 and 2010, impairment loss of $0 and $87,338, respectively, was recorded. Impairment loss for the nine months ended December 31, 2011 and 2010 was $0 and $87,338, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2011 and 2010 was $1,800. For the six months ended September 30, 2011 and 2010 amortization expense was $3,600. For the nine months ended December 31, 2011 and 2010 amortization expense was $5,400.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, September 30, December 31, 2011, and March 31, 2011 the Partnership has acquired limited partnership interests in eleven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 597 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, except for one Local Limited Partnership which the Partnership is entitled to 49.50%, as specified in the Local Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2011 and 2010 was $0 and $87,338, respectively. For the six months ended September 30, 2011 and 2010, impairment loss of $0 and $87,338, respectively, was recorded. Impairment loss for the nine months ended December 31, 2011 and 2010 was $0 and $87,338, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$606,786	$697,775
Impairment loss	-	(87,338)
Equity in income of Local Limited Partnerships	9,419	20,687
Distributions received from Local Limited Partnerships	(7,927)	(17,138)
Amortization of capitalized acquisition fees and costs	(1,800)	(7,200)
Investments per balance sheet, end of period	$606,478	$606,786

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$606,786	$697,775
Impairment loss	-	(87,338)
Equity in income of Local Limited Partnerships	18,838	20,687
Distributions received from Local Limited Partnerships	(7,927)	(17,138)
Amortization of capitalized acquisition fees and costs	(3,600)	(7,200)
Investments per balance sheet, end of period	$614,097	$606,786

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$606,786	$697,775
Impairment loss	-	(87,338)
Equity in income of Local Limited Partnerships	28,257	20,687
Distributions received from Local Limited Partnerships	(7,927)	(17,138)
Amortization of capitalized acquisition fees and costs	(5,400)	(7,200)
Investments per balance sheet, end of period	$621,716	$606,786

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$491,299	$489,807
Acquisition fees and costs, net of accumulated amortization of $21,600 and $19,800	115,557	116,979
Investments per balance sheet, end of period	$606,478	$606,786

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$500,718	$489,807
Acquisition fees and costs, net of accumulated amortization of $23,400 and $19,800	113,379	116,979
Investments per balance sheet, end of period	$614,097	$606,786

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$510,137	$489,807
Acquisition fees and costs, net of accumulated amortization of $25,200 and $19,800	111,579	116,979
Investments per balance sheet, end of period	$621,716	$606,786

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENT OF OPERATIONS

	2011	2010
Revenues	$842,000	$870,000
Expenses:
Interest expense	150,000	154,000
Depreciation and amortization	233,000	247,000
Operating expenses	572,000	613,000
Total expenses	955,000	1,014,000

Net loss	$(113,000)	$(144,000)

Net loss allocable to the Partnership	$(122,000)	$(151,000)

Net income (loss) recorded by the Partnership	$9,000	$(5,000)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010
Revenues	$1,683,000	$1,741,000
Expenses:
Interest expense	301,000	308,000
Depreciation and amortization	466,000	494,000
Operating expenses	1,144,000	1,226,000
Total expenses	1,911,000	2,028,000

Net loss	$(228,000)	$(287,000)

Net loss allocable to the Partnership	$(245,000)	$(302,000)

Net loss recorded by the Partnership	$19,000	$4,000

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010
Revenues	$2,525,000	$2,611,000
Expenses:
Interest expense	451,000	462,000
Depreciation and amortization	700,000	740,000
Operating expenses	1,716,000	1,840,000
Total expenses	2,867,000	3,042,000

Net loss	$(342,000)	$(431,000)

Net loss allocable to the Partnership	$(367,000)	$(453,000)

Net loss recorded by the Partnership	$28,000	$12,000

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

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

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

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place was $0 for all periods presented. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $21,600, $23,400, $25,200 and $19,800 as of June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,696 and $14,081 were incurred during each of the three months ended June 30, 2011 and 2010. For each of the six months ended September 30, 2011 and 2010, the Partnership incurred asset management fees of $25,392 and $28,162. Management fees of $38,088 and $42,293 were incurred during each of the nine months ended December 31, 2011 and 2010. Asset management reimbursements were $25,000 and $0 during the three months ended June 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, the Partnership reimbursed asset management fees of $25,000 and $0, respectively. For the nine months ended December 31, 2011 and 2010, asset management fee reimbursements were $25,000 and $0, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $25,000 during the three months ended June 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, the Partnership reimbursed operating expenses of $0 and $115,900, respectively. For the nine months ended December 31, 2011 and 2010, operating expense reimbursements were $0 and $115,900, respectively. During the three months ended June 30, 2011, the Partnership overpaid its reimbursements by $22,333 which is included as prepaid expenses on the June 30, 2011 balance sheet.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2011

Asset management fee payable	$103,687	$116,383	$129,079	$115,991
Advances made to the Partnership from General Partner or affiliates	15,641	-	-	15,641
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	-	5,462	9,350	-
Total	$119,328	$121,845	$138,429	$131,632

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011 $33,810 was payable.

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011 the Partnership in total had advanced $284,051, $284,051, $345,241, and $280,031, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011 the Partnership in total had advanced $4,939, $4,939, $4,939, and $4,939, respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 6–SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Partnership identified and sold the Housing Complexes of Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in D. Hilltop Apartments, Ltd., Woodland, Ltd., and Greyhound Associates I, L.P, and Crescent City Apartment, a CA Limited Partnership subsequent to December 31, 2011. The Compliance Period for all Local Limited Partnerships had expired as the date of sale so there was no risk of tax credit recapture to the investors in the Partnership.

The following table reflects dispositions that occurred subsequent to December 31, 2011:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain (loss) on sale
Blessed Rock of El Monte, a CA Limited Partnership	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,250	$547,890	$1,805,244
D. Hilltop Apartments, Ltd.	415,909	220,000	8/1/2012	20,000	3,047	-	16,953
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	2,500	-	25,501
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	2,600	-	2,400
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	7,334	-	42,666

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2011:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 6 –SUBSEQUENT EVENTS, continued

Subsequent to December 31, 2011, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, the three and six months ended September 30, 2011 and 2010, and the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted primarily of $145,000 in cash, $22,000 in prepaid expenses and aggregate investments in the eleven Local Limited Partnerships of $606,000. Liabilities at June 30, 2011 primarily consisted of $34,000 of payables to Local Limited Partnerships and $119,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2011 consisted primarily of $147,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $614,000. Liabilities at September 30, 2011 primarily consisted of $34,000 of payables to Local Limited Partnerships and $122,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2011 consisted primarily of $85,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $622,000. Liabilities at December 31, 2011 primarily consisted of $34,000 of payables to Local Limited Partnerships and $138,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net loss for the three months ended June 30, 2011 was $(2,000) reflecting a change of approximately $(15,000) from the net income of $13,000 for the three months ended June 30, 2010. The decrease was primarily due to the decrease of $(137,000) gain on sale of Local Limited partnerships for the three months ended June 30, 2011. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. There was a decrease in impairment loss of $87,000 for the three months ended June 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Advances of $(4,000) were made to several Local Limited partnerships which were reserved for in full during the three months ended June 30, 2011 compared to no such advances made during the three months ended June 30, 2010. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was an increase in equity in income of Local Limited Partnerships of $14,000 for the three months ended June 30, 2011. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income increased by $7,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was a $1,000 decrease of asset management fees for the three months ended June 30, 2011. These fees are calculated based on the value of invested assets. As Local Limited partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 The Partnership’s net loss for the three months ended September 30, 2011 was $(15,000), reflecting an increase of approximately $(13,000) from the net loss of $(2,000) for the three months ended September 30, 2010. Total operating income decreased by $(9,000) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $4,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the timing of accounting work performed. There was a $1,000 decrease of asset management fees for the three months ended September 30, 2011. These fees are calculated based on the value of invested assets. As Local Limited partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010 The Partnership’s net loss for the six months ended September 30, 2011 was $(17,000), reflecting a decrease of approximately $(28,000) from the net income of $11,000 for the six months ended September 30, 2010. The decrease was primarily due to the decrease of $(137,000) in gain on sale of Local Limited partnerships for the six months ended September 30, 2011. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. There was a decrease in impairment loss of $87,000 for the six months ended September 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase in equity in income of Local Limited Partnerships of $15,000 for the six months ended September 30, 2011. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(2,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There were $(4,000) of advances made and reserved for in full during the six months ended September 30, 2011 compared to no advances made during the six months ended September 30, 2010. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $(18,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 due to the timing of accounting work performed. Asset management fees decreased by $3,000 for the six months ended September 30, 2011. These fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010 The Partnership’s net loss for the three months ended December 31, 2011 was $(70,000), reflecting a change of approximately $(81,000) from the net income of $11,000 for the three months ended December 31, 2010. Advances of $(61,000) was made to several Local Limited partnerships which were reserved for in full during the three months ended December 31, 2011 compared to no such advances made during the three months ended December 31, 2010. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(3,000) for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to the timing of accounting work performed. There was a decrease of $(20,000) in gain on sale of Local Limited Partnerships for the three months ended December 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. There was also a $1,000 decrease of asset management fees for the three months ended December 31, 2011. These fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010 The Partnership’s net loss for the nine months ended December 31, 2011 was $(88,000), reflecting a change of approximately $(110,000) from the net income of $22,000 for the nine months ended December 31, 2010. The change is largely due to a decrease of $(157,000) in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2011 compared to the three months ended December 31, 2010. The gains recorded vary based on sales prices and values of the Local Limited Partnerships sold. There was a decrease in impairment loss of $87,000 for the nine months ended December 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was an increase of equity in net income of Local Limited Partnerships of $16,000 for the nine months ended December 31, 2011. The equity in net income can vary each year depending on the operations of each of the Local Limited Partnerships. Total operating income decreased by $(2,000) for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Advances of $(65,000) was made to several Local Limited Partnerships which were reserved in full during the nine months ended December 31, 2011 compared to no such advances made during the nine months ended December 31, 2010. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $15,000 for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 due to the timing of accounting work performed. There was also a $4,000 decrease of asset management fees for the nine months ended December 31, 2011. These fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Capital Resources and Liquidity

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 Net cash used during the three months ended June 30, 2011 was $(9,000), compared to net cash provided during the three months ended June 30, 2010 of $30,000. During the three months ended June 30, 2011 the Partnership advanced $(4,000) to a Local Limited Partnership that was experiencing operational issues compared to no such advances made for the three months ended June 30, 2010 as discussed above. The Partnership reimbursed the General Partner or affiliates $(25,000) for accrued asset management fees during the three months ended June 30, 2011 compared to no such payment made during the three months ended June 30, 2010. In addition, during the three months ended June 30, 2010 the Partnership paid the General Partner or affiliates $(25,000) for reimbursement of operating expenses compared to no payment made during the three months ended June 30, 2011. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2010 the Partnership received $69,000 in cash proceeds due the sale of its Local Limited Partnerships compared to no such proceeds received during the three months ended June 30, 2011. The proceeds will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. Reporting fees increased by $6,000 and distributions increased by $9,000 for the three months ended June 30, 2011, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010 Net cash used during the six months ended September 30, 2011 was $(7,000), compared to net cash used during the six months ended September 30, 2010 of $(12,000). The Partnership reimbursed the General Partner or affiliates $(25,000) during the six months ended September 30, 2011 for accrued asset management fees and of reimbursement of operating expenses compared to $(116,000) paid during the six months ended September 30, 2010. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Advances of $(4,000) were made to a Local Limited Partnership during the six months ended September 30, 2011 compared to no advances made to a Local Limited Partnership during the six months ended September 30, 2010 as discussed above. The distributions received from Local Limited Partnerships decreased by $(9,000) for the six months ended September 30, 2011 due to the fact that Local Limited Partnerships pay to the partnership when the Local Limited Partnerships cash flows will allow for the payment. During the six months ended September 30, 2010 the Partnership received $99,000 in cash proceeds due the sale of its Local Limited Partnerships compared to no such proceeds received during the three months ended June 30, 2011. The proceeds will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. Reporting fees decreased by $(3,000) and distributions decreased by $(8,000) for the six months ended September 30, 2011, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010 Net cash used during the nine months ended December 31, 2011 was $(69,000), compared to net cash provided during the nine months ended December 31, 2010 of $38,000. The change was due primarily to the fact that during the six months ended December 30, 2010, the Partnership receiving $149,000 in net proceeds from the sale of its Local Limited Partnership compared to no sale proceeds received during the nine months ended December 31, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions. During the nine months ended December 31, 2011, the partnership advanced $(65,000) to a Local Limited partnership which was experiencing operational issues compared to no such advances were made during the nine months ended December 31, 2010 as discussed above. The Partnership reimbursed the General Partner or affiliates $(25,000) during the nine months ended December 31, 2011 for accrued asset management fees and of reimbursement of operating expenses compared to $(116,000) paid during the nine months ended December 31, 2010. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The distributions received from Local Limited Partnerships decreased by $(8,000) and the reporting fees decreased by $(3,000) for the nine months ended December 31, 2011, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

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

NOT APPLICABLE

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2011, (ii) the Condensed Statements of Operations for the three, six, and nine-month periods ended June 30, 2011, September 30, 2011, December 31, 2011 and June 30, 2010, September 30, 2010, December 31, 2010 (iii) the Condensed Statements of Partners’ Equity for the three, six, and nine-month periods ended June 30, 2011, September 30, 2011, December 31, 2011 (iv) the Condensed Statements of Cash Flows for the three, six, and nine months ended June 30, 2011, September 30, 2011, December 31, 2011 and June 30, 2010, September 30, 2010, December 31, 2010 and (v) the Notes to Condensed Financial Statements. (filed herewith)

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

