Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

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

List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007

Statements of Operations for the years ended March 31, 2013,2012, 2011, 2010, 2009, 2008, 2007 and 2006

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

Statements of Cash Flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006

Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1	Amended and Restated Agreement of Limited Partnership of Blessed Rock of El Monte filed as exhibit 10.1 to Form 8-K Current Report dated September 19, 1996 is herein incorporated by reference as exhibit 99.1.

99.2	Agreement of Limited Partnership of Crescent City Apartments filed as exhibit 10.1 to Form 8-K Current Report dated September 25, 1996 is herein incorporated by reference as exhibit 99.2.

99.3	Agreement of Limited Partnership of Ashford Place, a Limited Partnership filed as exhibit 99.1 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.3

99.4	Amended and Restated Agreement of Limited Partnership of Lamar Plaza Apts., L. P. filed as exhibit 99.2 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.4.

99.5	Amended and Restated Agreement of Limited Partnership of Woodland , Ltd. filed as exhibit 10.3 to Form 8-K Current Report dated January 27, 1997 is herein incorporated by reference as exhibit 99.5.

99.6	Amended and Restated Agreement of Limited Partnership of Mesa Verde Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated March 6, 1997 is herein incorporated by reference as exhibit 99.6.

99.7	Amended and Restated Agreement of Limited Partnership of Hilltop Apartments, Ltd. filed as exhibit 10.1 to Form 8-K Current Report dated April 27, 1997 is herein incorporated by reference as exhibit 99.7.

99.8.1	Amended and Restated Agreement of Limited Partnership of Mountain Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 27, 1997 is herein incorporated by reference as exhibit 99.8.

10.8	Amended and Restated Agreement of Limited Partnership of Belen Vista Associates Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 5, 1997 is here in incorporated by reference as exhibit 99.9.

10.9	Amended and Restated Agreement of Limited Partnership of Greyhound Associates I, Limited Partnership filed as exhibit 10.1 to Form 8-K Current Report dated May 20, 1997 is herein incorporated by reference as exhibit 99.10.

99.1	Financial Statements of Mesa Verde Apartments Limited Partnership, as of and for the years ended December 31, 2006 and 2005 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.2	Financial Statements of Blessed Rock of El Monte, as of and for the years ended December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.3	Financial statements of Bolivar Plaza Apts, L.P., as of and for the years ended December 31, 2008 and 2007 together with Independent Auditors Report thereon, a significant subsidiary of the Partnership. (Filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (ii) the Statements of Operations for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 and (v) the Notes to Financial Statements. (Filed herewith)

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

