Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-04
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

For the quarterly period ended September 30, 2012

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended June 30, 2012, September 30, 2012 and December 31, 2012

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2012
ASSETS

Cash	$39,468	$59,697	$50,647	$20,488
Investments in Local Limited Partnerships, net (Notes 2 and 3)	627,230	634,976	642,722	629,335

Total Assets	$666,698	$694,673	$693,369	$649,823

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$33,810	$33,810	$33,810	$33,810
Accrued fees and expenses due to General Partner and affiliates (Note 3)	220,776	177,438	181,365	204,132

Total Liabilities	254,586	211,248	215,175	237,942

Partners’ Equity:
General Partner	42,164	97,806	97,753	42,162
Limited Partners (25,000 Partnership Units authorized; 21,955, 21,955, 21,952, and 21,955 Partnership Units issued and outstanding)	369,948	385,619	380,441	369,719

Total Partners’ Equity	412,112	483,425	478,194	411,881
Total Liabilities and Partners’ Equity	$666,698	$694,673	$693,369	$649,823

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(unaudited)

	2012	2011
	Three Months	Three Months
Reporting fees	$6,000	$6,000
Distribution income	5,216	5,786
Total operating income	$11,216	$11,786

Operating expenses and loss:
Amortization (Note 3)	1,800	1,800
Asset management fees (Note 3)	12,696	12,696
Legal and accounting fees	354	1,026
Write off of advances to Local Limited Partnerships (Note 5)	2,088	4,020
Other	3,594	3,851

Total operating expenses and loss	20,532	23,393

Loss from operations	(9,316)	(11,607)

Equity in income of Local Limited Partnerships (Note 2)	9,546	9,419

Interest income	1	27

Net income (loss)	$231	$(2,161)

Net income (loss) allocated to:
General Partner	$2	$(22)
Limited Partners	$229	$(2,139)

Net income (loss) per Partnership Unit	$-	$-

Outstanding weighted Partnership Units	21,955	21,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2012 and 2011

(unaudited)

	2012		2011
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$6,000	$1,916	$7,916
Distribution income	12,000	17,216	-	5,786
Total operating income	12,000	23,216	1,916	13,702

Operating expenses and loss:
Amortization (Note 3)	1,800	3,600	1,800	3,600
Asset management fees (Note 3)	12,537	25,233	12,696	25,392
Legal and accounting fees	3,306	3,660	1,101	2,127
Write off of advances to Local Limited Partnerships (Note 5)	-	2,088	-	4,020
Other	5,031	8,625	11,053	14,904

Total operating expenses and loss	22,674	43,206	26,650	50,043

Loss from operations	(10,674)	(19,990)	(24,734)	(36,341)

Equity in income of Local Limited Partnerships (Note 2)	9,546	19,092	9,419	18,838

Gain on sale of Local Limited Partnerships (Note 2)	16,953	16,953	-	-

Interest income	5	6	18	45

Net income (loss)	$15,830	$16,061	$(15,297)	$(17,458)

Net income (loss) allocated to:
General Partner	$158	$161	$(153)	$(175)
Limited Partners	$15,672	$15,900	$(15,144)	$(17,283)

Net income (loss) per Partnership Unit	$1	$1	$(1)	$(1)
Outstanding weighted Partnership Units	21,955	21,955	21,955	21,955

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three And Nine Months Ended

December 31, 2012 and 2011

(unaudited)

	2012		2011
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$6,000	$-	$7,916
Distribution income	-	17,216	-	5,786
Total operating income	-	23,216	-	13,702

Operating expenses and loss:
Amortization (Note 3)	1,800	5,400	1,800	5,400
Asset management fees (Note 3)	12,458	37,691	12,696	38,088
Legal and accounting fees	122	3,782	2,804	4,931
Write off of advances to Local Limited Partnerships (Note 5)	-	2,088	61,190	65,210
Other	401	9,026	1,084	15,988

Total operating expenses and loss	14,781	57,987	79,574	129,617

Loss from operations	(14,781)	(34,771)	(79,574)	(115,915)

Equity in income of Local Limited Partnerships (Note 2)	9,546	28,638	9,419	28,257

Gain on sale of Local Limited Partnerships (Note 2)	-	16,953	-	-

Interest income	4	10	15	60

Net income (loss)	$(5,231)	$10,830	$(70,140)	$(87,598)

Net income (loss) allocated to:
General Partner	$(52)	$108	$(701)	$(876)
Limited Partners	$(5,179)	$10,722	$(69,439)	$(86,722)

Net income (loss) per Partnerships Unit	$-	$1	$(3)	$(4)

Outstanding weighted Partnership Units	21,952	21,952	21,955	21,955

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY

For the Three Months Ended June 30, 2012, Six Months Ended September 30, 2012 and Nine Months
Ended December 31, 2012

(unaudited)

For the Three Months Ended June 30, 2012

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2012	$42,162	$369,719	$411,881

Net income	2	229	231

Partners’ equity at June 30, 2012	$42,164	$369,948	$412,112

For the Six Months Ended September 30, 2012

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2012	$42,162	$369,719	$411,881

Net income	161	15,900	16,061

Contributions (Note 6)	55,483	-	55,483

Partners’ equity at September 30, 2012	$97,806	$385,619	$483,425

For the Nine Months Ended December 31, 2012

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2012	$42,162	$369,719	$411,881

Net income	108	10,722	10,830

Contributions (Note 6)	55,483	-	55,483

Partners’ equity at December 31, 2012	$97,753	$380,441	$478,194

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$231	$(2,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	1,800	1,800
Equity in income of Local Limited Partnerships	(9,546)	(9,419)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	16,644	(7,427)
Net cash provided by (used in) operating activities	9,129	(17,207)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(2,088)	(4,020)
Write off of advances made to Local Limited Partnerships	2,088	4,020
Distributions received from Local Limited Partnerships	9,851	7,927
Net cash provided by investing activities	9,851	7,927

Net increase (decrease) in cash	18,980	(9,280)

Cash, beginning of period	20,488	153,987

Cash, end of period	$39,468	$144,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$16,061	$(17,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	3,600	3,600
Equity in income of Local Limited Partnerships	(19,092)	(18,838)
Increase in accrued fees and expenses due to General Partner and affiliates	28,789	17,423
Gain on sale of Local Limited Partnerships	(16,953)	-
Net cash provided by (used in) operating activities	12,405	(15,273)

Cash flows from in investing activities:
Net proceeds from sale of Local Limited Partnerships	16,953	-
Advances made to Local Limited Partnerships	(2,088)	(4,020)
Write off of advances made to Local Limited Partnerships	2,088	4,020
Distributions received from Local Limited Partnerships	9,851	7,927
Net cash provided by investing activities	26,804	7,927

Net increase (decrease) in cash	39,209	(7,346)

Cash, beginning of period	20,488	153,987

Cash, end of period	$59,697	$146,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$55,483	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2012 and 2011

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,830	$(87,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	5,400	5,400
Equity in income of Local Limited Partnerships	(28,638)	(28,257)
Increase in accrued fees and expenses due to General Partner and affiliates	32,716	34,007
Gain on sale of Local Limited Partnerships	(16,953)	-
Net cash provided by (used in) operating activities	3,355	(76,448)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	16,953	-
Advances made to Local Limited Partnerships	(2,088)	(65,210)
Write off of advances made to Local Limited Partnerships	2,088	65,210
Distributions received from Local Limited Partnerships	9,851	7,927
Net cash provided by investing activities	26,804	7,927

Net increase (decrease) in cash	30,159	(68,521)

Cash, beginning of period	20,488	153,987

Cash, end of period	$50,647	$85,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$55,483	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012, six months ended September 30, 2012 and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As June 30, September 30, and December 31, 2012 the Partnership Units that remain outstanding were 21,995, 21,955, and 21,952, respectively. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

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

As of June 30, September 30, and December 31, 2012, the Partnership has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

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

As of March 31, 2012, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P, The North Central Limited Partnership, and the Local Limited Partnership Interest in Lamar Plaza Apartments, LP. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership. The investment balance was zero at the time of sale for each Local Limited Partnership.

During the six and nine months ended September 30 and December 31, 2012, the Partnership sold its Local Limited Partnership interest in D. Hilltop Apartments, Ltd to an affiliate for $20,000. D. Hilltop was appraised for $220,000 and had a mortgage note balance of $415,909 as of December 31, 2011. The Partnership incurred $3,047 in sales related expenses which was netted against the proceeds from calculating the gain on sale; therefore a gain of $16,953 as recorded. The Partnership’s investment balance was zero at the time of the sale. The cash proceeds were used as follows: $11,775 in accrued fees and expenses due to the General Partner and affiliates were paid and the remaining $8,225 was placed in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture. The sale of the Local Limited Partnership closed August 1, 2012.

Subsequent to December 31, 2012, the Partnership identified and sold the Housing Complexes of Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Woodland, Ltd. and Greyhound Associates I, L.P, and Crescent City Apartment, a CA Limited Partnership subsequent to December 31, 2012. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The following table reflects dispositions that occurred subsequent to December 31, 2012:

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2012:

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

Subsequent to December 31, 2012, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

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

“Equity in income (losses) of Local Limited Partnerships” for each year of the periods ended June 30, September 30 and December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three, six and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended. For the three, six and nine months ended June 30, September 30 and December 31, 2012, respectively, as soon as the investment balance reached zero, the related costs for acquiring the investment were written off.

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, September 30, 2012, December 31, 2012, and March 31, 2012, nine, eight, eight, and nine investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. No impairment loss was recorded against the investments for any of the periods presented.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2012 and 2011 was $1,800. For the six months ended September 30, 2012 and 2011 amortization expense was $3,600. For the nine months ended December 31, 2012 and 2011 amortization expense was $5,400.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, September 30, December 31, 2012, and March 31, 2012 the Partnership has acquired limited partnership interests in ten, nine, nine, and eleven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 579, 555, 555, and 597 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, except for one Local Limited Partnership which the Partnership is entitled to 49.50%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. No impairment loss was recorded against the investments for any of the periods presented.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$629,335	$606,786
Equity in income of Local Limited Partnerships	9,546	37,676
Distributions received from Local Limited Partnerships	(9,851)	(7,927)
Amortization of capitalized acquisition fees and costs	(1,800)	(7,200)
Investments per balance sheet, end of period	$627,230	$629,335

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$629,335	$606,786
Equity in income of Local Limited Partnerships	19,092	37,676
Distributions received from Local Limited Partnerships	(9,851)	(7,927)
Amortization of capitalized acquisition fees and costs	(3,600)	(7,200)
Investments per balance sheet, end of period	$634,976	$629,335

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$629,335	$606,786
Equity in income of Local Limited Partnerships	28,638	37,676
Distributions received from Local Limited Partnerships	(9,851)	(7,927)
Amortization of capitalized acquisition fees and costs	(5,400)	(7,200)
Investments per balance sheet, end of period	$642,722	$629,335

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$519,251	$519,556
Acquisition fees and costs, net of accumulated amortization of $28,800 and $27,000	107,979	109,779
Investments per balance sheet, end of period	$627,230	$629,335

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$528,797	$519,556
Acquisition fees and costs, net of accumulated amortization of $30,600 and $27,000	106,179	109,779
Investments per balance sheet, end of period	$634,976	$629,335

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$538,343	$519,556
Acquisition fees and costs, net of accumulated amortization of $32,400 and $27,000	104,379	109,779
Investments per balance sheet, end of period	$642,722	$629,335

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$861,000	$842,000
Expenses:
Interest expense	144,000	150,000
Depreciation and amortization	232,000	233,000
Operating expenses	610,000	572,000
Total expenses	986,000	955,000

Net loss	$(125,000)	$(113,000)

Net loss allocable to the Partnership	$(134,000)	$(126,000)

Net income recorded by the Partnership	$10,000	$9,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$1,721,000	$1,683,000
Expenses:
Interest expense	287,000	301,000
Depreciation and amortization	465,000	466,000
Operating expenses	1,220,000	1,144,000
Total expenses	1,972,000	1,911,000

Net loss	$(251,000)	$(228,000)

Net loss allocable to the Partnership	$(268,000)	$(245,000)

Net income recorded by the Partnership	$19,000	$19,000

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$2,582,000	$2,525,000
Expenses:
Interest expense	431,000	451,000
Depreciation and amortization	697,000	700,000
Operating expenses	1,829,000	1,716,000
Total expenses	2,957,000	2,867,000

Net loss	$(375,000)	$(342,000)

Net loss allocable to the Partnership	$(403,000)	$(378,000)

Net income recorded by the Partnership	$29,000	$28,000

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

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

A Local Limited Partnership, Wynwood Place, L.P. (“Wynwood Place”), in which the Partnership owns a 99.98% interest, struggled with occupancy and cash flow beginning in early 2002. The original Local General Partner funded operating deficits through May 2006 totaling $42,198, at which time they sought and brought forth an acceptable replacement Local General Partner, Greystone Affordable Housing, GP, LLC (“Greystone”). Associates approved this substitute Local General Partner as well as a related management agent of Greystone to manage the property. Through the year ended March 31, 2008, Greystone had advanced $155,266 to meet operating deficits and fund necessary renovation work at Wynwood Place. Occupancy and overall performance of the property has continued to improve with Greystone as both general partner and management agent. The property continued to not be able to generate enough cash flows to meet its financial obligations. A large storm in 2011 resulted in damage to the property that exceeded budgeted repairs and maintenance expenditures by $28,000. Wynwood Place will remain on the watch list until such time acceptable performance has been achieved and cash flows have improved.

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place was $0 for all periods presented.. The Compliance Period for Wynwood Place ends on December 31, 2013.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $28,800, $30,600, $32,400, and $27,000 as of June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,696 and $12,696 were incurred during each of the three months ended June 30, 2012 and 2011. For each of the six months ended September 30, 2012 and 2011, the Partnership incurred asset management fees of $25,233 and $25,392. Management fees of $37,691 and $38,089 were incurred during each of the nine months ended December 31, 2012 and 2011. Asset management reimbursements were $0 and $25,000 during the three months ended June 30, 2012 and 2011, respectively. For the six months ended September 30, 2012 and 2011, the Partnership reimbursed asset management fees of $0 and $25,000, respectively. For the nine months ended December 31, 2012 and 2011, asset management fee reimbursements were $0 and $25,000, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $0 during the three months ended June 30, 2012 and 2011, respectively. For the six months ended September 30, 2012 and 2011, the Partnership reimbursed operating expenses of $11,775 and $0, respectively. For the nine months ended December 31, 2012 and 2011, operating expense reimbursements were $20,829 and $0, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2012

Asset management fee payable	$154,471	$167,008	$179,466	$141,775
Advances made to the Partnership from General Partner or affiliates	55,483	-	-	55,483
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	10,822	10,430	1,899	6,874
Total	$220,776	$177,438	$181,365	$204,132

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2012 $33,810 was payable.

NOTE 5 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2012 the Partnership in total had advanced $462,514, $462,514, $462,514, and $460,426, respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2012 the Partnership in total had advanced $4,939, $4,939, $4,939, and $4,939, respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 6- CONTRIBUTIONS

Expenses paid by the General Partner or affiliates in prior periods were written off as of June 30, 2012, September 30, 2012, and December 31, 2012 in the amount of $0, $55,483, and $55,483, respectively. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. The cancellation of debt is considered a capital contribution by the General partner to the partnership and as such it is reflected in the Statements of Partners’ Equity) in the Partnership’s condensed financial statements.

NOTE 7 –SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Partnership identified and sold the Housing Complexes of Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also identified and sold its Local Limited Partnership interests in Woodland, Ltd. and Greyhound Associates I, L.P, and Crescent City Apartment, a CA Limited Partnership (“Crescent”) subsequent to December 31, 2012. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership.

The following table reflects dispositions that occurred subsequent to December 31, 2012:

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED

For the Quarterly periods ended June 30, 2012, September 30, 2012 and

December 31, 2012

(unaudited)

NOTE 7 - SUBSEQUENT EVENTS, continued

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to December 31, 2012:

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

Subsequent to December 31, 2012, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, the three and six months ended September 30, 2012 and 2011, and the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted primarily of $39,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $627,000. Liabilities at June 30, 2012 primarily consisted of $34,000 of payables to Local Limited Partnerships and $221,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at September 30, 2012 consisted primarily of $60,000 in cash, aggregate investments in the ten Local Limited Partnerships of $635,000. Liabilities at September 30, 2012 primarily consisted of $34,000of payables to Local Limited Partnerships and $177,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

The Partnership’s assets at December 31, 2012 consisted primarily of $51,000 in cash, aggregate investments in the ten Local Limited Partnerships of $643,000. Liabilities at December 31, 2012 primarily consisted of $34,000 of payables to Local Limited Partnerships and $181,000 of accrued fees and expenses due to the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net loss decreased by $3,000 for the three months ended June 30, 2012 compared to the $(3,000) net loss incurred during the three months ended June 30, 2011. Advances of $(2,000) were made to Local Limited Partnerships which were reserved for in full during the three months ended June 30, 2012 compared to $(4,000) advanced and reserved for during the three months ended June 30, 2011. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $1,000 during the three months ended June 30, 2012 due to the timing of accounting work performed. Total operating income decreased by $(1,000) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 The Partnership’s net income for the three months ended September 30, 2012 was $16,000, reflecting an increase of approximately $31,000 from the net loss of $(15,000) for the three months ended September 30, 2011. The change was primarily due to the increase of $17,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. Total operating income increased by $10,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $(2,000) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the timing of accounting work performed.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011 The Partnership’s net income for the six months ended September 30, 2012 was $16,000, reflecting a decrease of approximately $33,000 from the net loss of $(17,000) for the six months ended September 30, 2011. The increase was primarily due to the increase of $17,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. Total operating income increased by $9,000 for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Advances of $(2,000) were made to Local Limited Partnerships which were reserved for in full during the six months ended September 30, 2012 compared to $(4,000) advanced and reserved for during the three months ended September 30, 2011. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees increased by $(2,000) for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 due to the timing of accounting work performed.

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 The Partnership’s net loss for the three months ended December 31, 2012 was $(5,000), reflecting a decrease of approximately $65,000 from the net loss of $(70,000) for the three months ended December 31, 2011. During the three months ended December 31, 2011 the Partnership advanced $(61,000) to Local Limited Partnerships compared to no such advances made for the three months ended December 31, 2012. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Accounting and legal fees decreased by $3,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to the timing of accounting work performed.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011 The Partnership’s net income for the nine months ended December 31, 2012 was $11,000, reflecting an increase of approximately $(99,000) from the net loss of $(88,000) for the nine months ended December 31, 2011. The change was primarily due to the $63,000 decrease of advances made and reserved for during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of each Local Limited Partnership. There was an increase of $17,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The gains recorded vary based on sales prices and values of the Local Limited Partnerships sold. Total operating income increased by $9,000 for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $1,000 for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 due to the timing of accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 Net cash provided during the three months ended June 30, 2012 was $19,000, compared to net cash used during the three months ended June 30, 2011 of $(9,000). During the three months ended June 30, 2012 the Partnership advanced $(2,000) to a Local Limited Partnership that was experiencing operational issues compared to $(4,000) advanced during the three months ended June 30, 2011 as discussed above. The Partnership paid $(25,000) in accrued asset management fees during the three months ended June 30, 2011, while $0 was paid during the three months ended June 30, 2012. Accrued asset management fees are paid after management reviews the cash position of the Partnership. Distributions increased by $1,000 for the three months ended June 30, 2012, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011 Net cash provided during the six months ended September 30, 2012 was $39,000, compared to net cash used during the six months ended September 30, 2011 of $(7,000). The change was due primarily to the fact that during the six months ended September 30, 2012, the Partnership receiving $17,000 in net cash proceeds from the sale of Local Limited Partnerships compared to no sale proceeds received during the six months ended September 30, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions. The Partnership paid $0 in accrued asset management fees during the six months ended September 30, 2012, while $(25,000) was paid during the six months ended September 30, 2011. During the six months ended September 30, 2012, a $(12,000) reimbursement of operating expenses was paid to the General Partner or an affiliate compared to no such reimbursement made during the six months ended September 30, 2011. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Advances of $(2,000) were made to a Local Limited Partnership during the six months ended September 30, 2012 compared to $(4,000) made to a Local Limited Partnership during the six months ended September 30, 2011 as discussed above. Reporting fees decreased by $(2,000) and distributions increased by $13,000 for the six months ended September 30, 2012, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011 Net cash provided during the nine months ended December 31, 2012 was $30,000, compared to net cash used during the nine months ended December 31, 2011 of $(69,000). The change was due primarily to the fact that during the nine months ended December 31, 2012, the Partnership advanced $(2,000) to a Local Limited Partnership which was experiencing operational issues compared to $(65,000) advanced during the nine months ended December 31, 2011 as discussed above. During the six months ended December 30, 2012,the Partnership received $17,000 in net proceeds from the sale of Local Limited Partnerships compared to no sale proceeds received during the nine months ended December 31, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes, and the closing dates of such transactions. The Partnership paid $0 in accrued asset management fees, and $(21,000) in operating expense reimbursements during the nine months ended December 31, 2012 compared to $(25,000), and $0, respectively, were paid during the nine months ended December 31, 2011. Accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Reporting fees decreased by $(2,000) and distributions increased by $13,000 for the nine months ended December 31, 2012, due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership’s cash flows allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of June 30, September 30 and December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2012, (ii) the Condensed Statements of Operations for the three months ended June 30, 2012 and 2011, for the three and six months ended September 30, 2012 and 2011, and for the three and nine months ended December 31, 2012 and 2011 (iii) the Condensed Statements of Partners’ Equity for the three months ended June 30, 2012, for the six months ended September 30, 2012, and for the nine months ended December 31, 2012 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and 2011, for the six months ended September 30, 2012 and 2011, and for the nine months ended December 31, 2012 and 2011 and (v) the Notes to Condensed Financial Statements. (filed herewith)

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

