Form 10-Q/A
period 2013-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-05
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes [  ] No [X]

 EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely to amend the Registrant’s original Form 10-Q filing for the quarter ended June 30, 2013 (the “Prior Filing”),  which was originally filed with the Securities and Exchange Commission (the SEC) on November 04, 2013.

We are filing this amendment for the purpose of amending the corrections on the XBRL (eXtensible reporting language) filed report.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

 EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three month periods ended June 30, 2013 and 2012 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2013 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Financial Statements.**

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

* These Exhibits were previously included in WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4 Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on November 04, 2013.

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith.

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

Date: November 5, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 5, 2013