Form 10-Q
period 2013-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2013-11-14
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended September 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS

Cash	$1,429,128	$296,821
Other assets	29,736	17,775
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	650,468

Total Assets	$1,458,864	$965,064

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$22,810	$33,810
Accrued fees and expenses due to General Partner and affiliates (Note 3)	113,865	194,984
Prepaid disposition proceeds	9,950	260,000

Total Liabilities	146,625	488,794

Partners’ Equity (Deficit):
General Partner	(671,700)	97,734
Limited Partners (25,000 Partnership Units authorized; 21,952 Partnership Units issued and outstanding)	1,983,939	378,536

Total Partners’ Equity (Deficit)	1,312,239	476,270
Total Liabilities and Partners’ Equity (Deficit)	$1,458,864	$965,064

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$51,197	$51,197	$-	$6,000
Distribution income	-	6,786	12,000	17,216
Total operating income	51,197	57,983	12,000	23,216

Operating expenses and loss:
Amortization (Note 3)	-	1,800	1,800	3,600
Impairment	-	100,779	-	-
Asset management fees (Note 3)	9,149	20,138	12,537	25,233
Legal and accounting fees	15,353	95,356	3,306	3,660
Write off of advances to Local Limited Partnerships (Note 5)	-	36,993	-	2,088
Other	5,277	11,076	5,031	8,625

Total operating expenses and loss	29,779	266,142	22,674	43,206

Income (loss) from operations	21,418	(208,159)	(10,674)	(19,990)

Equity in income of Local Limited Partnerships (Note 2)	-	-	9,546	19,092

Gain on sale of Local Limited Partnerships (Note 2)	24,196	1,829,440	16,953	16,953

Interest income	177	338	5	6

Net income	$45,791	$1,621,619	$15,830	$16,061

Net income allocated to:
General Partner	$458	$16,216	$158	$161

Limited Partners	$45,333	$1,605,403	$15,672	$15,900

Net income per Partnership Unit	$2	$73	$1	$1
Outstanding weighted Partnership Units	21,952	21,952	21,955	21,955

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS EQUITY (DEFICIT)

For the Six Months Ended September 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2013	$97,734	$378,536	$476,270

Net income	16,216	1,605,403	1,621,619

Return of capital (Note 6)	(785,650)	-	(785,650)

Partners’ equity (deficit) at September 30, 2013	$(671,700)	$1,983,939	$1,312,239

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$1,621,619	$16,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	1,800	3,600
Impairment loss	100,779	-
Increase in other assets	(11,961)	-
Equity in income of Local Limited Partnerships	-	(19,092)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(81,119)	28,789
Gain on sale of Local Limited Partnerships	(1,829,440)	(16,953)
Net cash provided by (used in) operating activities	(198,322)	12,405

Cash flows from in investing activities:
Capital Contributions paid	(11,000)	-
Net proceeds from sale of Local Limited Partnerships	2,127,279	16,953
Advances made to Local Limited Partnerships	(36,993)	(2,088)
Write off of advances made to Local Limited Partnerships	36,993	2,088
Distributions received from Local Limited Partnerships	-	9,851
Net cash provided by investing activities	2,116,279	26,804

Cash flows from financing activities:
Return of capital	(785,650)	-
Net cash used by financing activities	(785,650)	-

Net increase in cash	1,132,307	39,209

Cash, beginning of period	296,821	20,488

Cash, end of period	$1,429,128	$59,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$-	$55,483

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As September 30, 2013, 21,952 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

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

As of March 31, 2013, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P and The North Central Limited Partnership. The partnership also identified and sold its Local Limited Partnership Interest in Lamar Plaza Apartments, LP and D. Hilltop Apartments, Ltd. The Compliance Period for Mesa Verde Apartments, L.P, The North Central Limited Partnership, and Lamar Plaza Apartments, LP expired after the date of sale. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there were no risk of recapture. The investment balance was zero at the time of sale for each of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended September 30, 2013, the Local Limited Partnership sold its Housing Complex of Blessed Rock of El Monte, a CA Partnership (“Blessed Rock”). Blessed Rock was appraised for $6,910,000 and had a mortgage note balance of $2,054,000 as of December 31, 2012. Proceeds in the amount of $2,355,384 were received from the sale, of which, $250,000 was received in advance and was included in prepaid disposition proceeds on the condensed balance sheet as of March 31, 2013. The Partnership used the cash proceeds to pay $181,045 in accrued asset management fees, $25,852 to reimburse the General Partner or affiliates for expenses paid on its behalf, $785,650 to reimburse the General Partner or its affiliates for debts previously written off, and $150,001 was placed in the Partnership’s reserves for future operating expenses. The Partnership also incurred $2,251 in sales related expenses which was netted against the proceeds from sale in calculating the gain on sale. No cash distributions were made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the six months ended September 30, 2013,the Partnership sold the Housing Complex of Blessed Rock of El Monte, a CA Limited Partnership (“Blessed Rock). The Partnership also sold its Local Limited Partnership interests in Woodland, Ltd. and Greyhound Associates I, L.P.

The following table reflects dispositions that occurred during the six months ended September 30, 2013:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain on sale
Woodland, Ltd	$1,341,720	$226,000	7/31/2013	$28,001	$4,424	-	$23,577
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	4,381	-	619

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of during the six months ended September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Woodland, Ltd	$28,001	$23,000	$-	$5,001
Greyhound Associates I, L.P	5,000	-	-	5,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to September 30, 2013, the Partnership sold its Local Limited Partnership interest in Crescent City Apartment, a California Limited Partnership. The investment balance at the time of sale was zero and the Compliance Period has been completed therefore there is no risk of recapture.

The following table reflects the disposition that occurred subsequent to September 30, 2013:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gainon sale
Crescent City Apartment, a California Limited Partnership	$2,681,206	$320,000	10/1/2013	$50,000	$7,334	$42,666

The following table represents the cash proceeds from the disposition of the Local Limited Partnership that occurred subsequent to September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Crescent City Apartment, a California Limited Partnership	$50,000	-	$21,868	$28,132

As of September 30, 2013, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly Period Ended September 30, 2013

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

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2013, and March 31, 2013, seven and eight investment accounts in Local Limited Partnerships had reached a zero balance.

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

For the Quarterly Period Ended September 30, 2013

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

For the six months ended September 30, 2013, respectively, the Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $100,779 and $0 was recorded against the related intangibles for the six months ended September 30, 2013 and 2012, respectively.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. For the six months ended September 30, 2013 and 2012, amortization expense was $1,800 and $3,600, respectively. As of September 30, 2013, all acquisition fees and costs were fully amortized or impaired.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013,the Partnership has acquired limited partnership interests in seven and ten, respectively, Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 370 and 573 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%,as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $100,779 and $0 was recorded against the related intangibles for the six months ended September 30, 2013 and 2012, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$650,468	$629,335
Equity in income of Local Limited Partnerships	-	38,184
Disposition of Local Limited Partnership	(547,889)	-
Impairment	(100,779)	-
Amortization of capitalized acquisition fees and costs	(1,800)	(7,200)
Distributions received from Local Limited Partnerships	-	(9,851)
Investments per balance sheet, end of period	$-	$650,468

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$-	$547,889
Acquisition fees and costs, net of accumulated amortization of $0 and $34,200	-	102,579
Investments per balance sheet, end of period	$-	$650,468

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012
Revenues	$1,101,000	$1,721,000
Expenses:
Interest expense	200,000	287,000
Depreciation and amortization	286,000	465,000
Operating expenses	858,000	1,220,000
Total expenses	1,344,000	1,972,000

Net loss	$(243,000)	$(251,000)
Net loss allocable to the Partnership	$(242,000)	$(268,000)
Net income recorded by the Partnership	$-	$19,000

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

Troubled Housing Complexes

The Local Limited Partnership, Wynwood Place, L.P. (“Wynwood Place”), in which the Partnership owns a 99.98% interest, struggled with occupancy and cash flow beginning in early 2002. The original Local General Partner funded operating deficits through May 2006 totaling $42,198, at which time they sought and brought forth an acceptable replacement Local General Partner, Greystone Affordable Housing, GP, LLC (“Greystone”). Associates approved this substitute Local General Partner as well as a related management agent of Greystone to manage the property. Through the year ended March 31, 2008, Greystone had advanced $155,266 to meet operating deficits and fund necessary renovation work at Wynwood Place. Occupancy and overall performance of the property has continued to improve with Greystone as both general partner and management agent. As of March 31, 2013, Wynwood Place had reached 100% occupancy. The property continued to not be able to generate enough cash flows to meet its financial obligations. A large storm in 2011 resulted in damage to the property that exceeded budgeted repairs and maintenance expenditures by $28,000. Wynwood Place will remain on the watch list until such time acceptable performance has been achieved and cash flows have improved.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Additionally, the management company also evicted several long term residents for non-payment and criminal activity during 2012. The combination of vacancy losses, associated turnover costs and capital expenditures incurred throughout the year caused the property to operate below its requirements. The General Partner funded the year-end cash flow deficit by temporarily suspending replacement reserve deposits, deferring management fees and reimbursable expenses due to the affiliated management company. The security deposit and escrow accounts remain fully funded. The management company is focused on reducing expenses to decrease operating deficits. However, the property is budgeted to operate at a deficit in 2013 and the General Partner is expected to continue to fund shortfalls. The investment balance for Wynwood Place was zero for all periods presented. The 15 year compliance period for Wynwood Place ended on December 31, 2013.

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

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $471,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. As of this report date, Ashford is now current on all past due debt with funds that were provided by the Partnership and the General Partner of the Partnership. The investment balance for Ashford Place was zero for all periods presented. The 15 year Compliance Period for Ashford Place ended December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was$0 and $34,200 as of September 30, 2013, and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2013, all acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the six months ended September 30, 2013 and 2012, the Partnership incurred asset management fees of $20,138 and $25,233, respectively. For the six months ended September 30, 2013 and 2012, the Partnership paid asset management fees of $181,045 and $0, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the six months ended September 30, 2013 and 2012, the Partnership reimbursed operating expenses of $49,660 and $11,775, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2013	March 31, 2013

Asset management fee payable	$31,017	$191,924
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	82,848	3,060
Total	$113,865	$194,984

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of September 30, 2013 and 2012, $22,810 and $33,810, respectively was payable.

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of September 30, 2013 and 2012 the Partnership in total had advanced $471,514 and $462,514 respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of September 30, 2013 and 2012 the Partnership in total had advanced $4,939 and $4,939 respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of September 30, 2013 and 2012 the Partnership in total had advanced $24,493 and $0 respectively to one Local Limited Partnership, Cleveland Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

During the six months ended September 30, 2013, the Partnership advanced $3,500 to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership was a limited partner. The Local Limited Partnership was sold in a prior period and the advance was to cover the final tax return cost in accordance with the partnership agreement. The advance was written off as the Local Limited Partnership was sold and would not be able to repay the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 6 - RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $785,650. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the six months ended September 30, 2013, $785,650 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Partnership sold its Local Limited Partnership interest in Crescent City Apartment, a California Limited Partnership. The investment balance at the time of sale was zero and the Compliance Period has been completed therefore there is no risk of recapture.

The following table reflects the disposition that occurred subsequent to September 30, 2013:

Local Limited Partnership	Debt at prior 12/31 before sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gainon sale
Crescent City Apartment, a California Limited Partnership	$2,681,206	$320,000	10/1/2013	$50,000	$7,334	$42,666

The following table represents the cash proceeds from the disposition of the Local Limited Partnership that occurred subsequent to September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses
Crescent City Apartment, a California Limited Partnership	$50,000	-	$21,868	$28,132

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted primarily of $1,429,000 in cash and $30,000 in other assets. Liabilities at September 30, 2013 primarily consisted of $23,000 of payables to Local Limited Partnerships, $114,000 of accrued fees and expenses due to the General Partner and/or its affiliates, and $10,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 The Partnership’s net income for the three months ended September 30, 2013 was $46,000 compared to$16,000 net income recorded during the three months ended September 30, 2012. The change was primarily due to the $39,000 increase of operating income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was an increase of $7,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2013. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a decrease in equity in income of Local Limited Partnerships of $(10,000) for the three months ended September 30, 2013. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees increased by $(12,000) due to the timing of accounting work performed. There was a $(3,000) decrease in asset management fees for the three months ended September 30, 2013. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The amortization expense decreased by $2,000 during the three months ended September 30, 2013 due to the fact that the acquisition fees and cost were fully amortized or impaired as of June 30, 2013 and no further amortization could be recorded.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 The Partnership’s net income for the six months ended September 30, 2013 was $1,622,000 compared to$16,000 net income recorded during the six months ended September 30, 2012. The change was primarily due to the increase of $1,812,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2013. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was an increase in impairment loss of $(101,000) during the six months ended September 30, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the six months ended September 30, 2013 advances of $(37,000) were made to several Local Limited Partnerships which were reserved for in full compared to $(2,000) advanced and reserved for during the six months ended September 30, 2012. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in income of Local Limited Partnerships of $(19,000) for the six months ended September 30, 2013. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Operating income increased by $35,000 for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $(92,000) due to the timing of accounting work performed. The Partnership was past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings. There was a $5,000 decrease in asset management fees for the six months ended September 30, 2013. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The amortization expense decreased by $2,000 during the six months ended September 30, 2013 due to the fact that the acquisition fees and cost were fully amortized or impaired as of June 30, 2013 and no further amortization could be recorded.

Capital Resources and Liquidity

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 Net cash provided during the six months ended September 30, 2013 was $1,132,000, compared to net cash provided during the six months ended September 30, 2012 of $39,000. The change was due primarily to the fact that during the six months ended September 30, 2013, the Partnership received $2,127,000 in net proceeds from the sale of its Local Limited Partnerships compared to $17,000 in sale proceeds received during the six months ended September 30, 2012. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the six months ended September 30, 2013 the Partnership advanced $(37,000) to Local Limited Partnerships that were experiencing operational issues compared to $(2,000) advanced for the six months ended September 30, 2012. During the six months ended September 30, 2013 the Partnership paid the General Partner or an affiliate $(50,000) for operating expenses paid on its behalf compared to $(12,000) reimbursed during the six months ended September 30, 2012. The Partnership also paid $(181,000) to the General Partner or an affiliate in accrued asset management fees for the six months ended September 30, 2013 compared to $0 reimbursed for the six months ended September 30, 2012. Reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. In addition, the Partnership paid $(786,000) of disposition proceeds to the General Partner for advances previously forgiven. During the six months ended September 30, 2013, the Partnership made $(11,000) in capital contributions to a Local Limited Partnerships compared to no contribution made during the six months ended September 30, 2012. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. Reporting fees increased by $45,000 and distribution decreased by $(20,000) for the six months ended September 30, 2013 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013 (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2013 and 2012(iii) the Condensed Statements of Partners’ Equity (Deficit) for the six months ended September 30, 2013(iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Financial Statements.

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

Date: November 14, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2013

