Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2014-02-11
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly periods Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Cash	$1,263,603	$296,821
Other assets	21,830	17,775
Prepaid expenses	539	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	650,468

Total Assets	$1,285,972	$965,064

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$22,810	$33,810
Accrued fees and expenses due to General Partner and affiliates (Note 3)	15,822	194,984
Prepaid disposition proceeds	9,950	260,000

Total Liabilities	48,582	488,794

Partners’ Equity (Deficit):
General Partner	(672,448)	97,734
Limited Partners (25,000 Partnership Units authorized; 21,947 and 21,952 Partnership Units issued and outstanding)	1,909,838	378,536

Total Partners’ Equity (Deficit)	1,237,390	476,270
Total Liabilities and Partners’ Equity (Deficit)	$1,285,972	$965,064

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended

December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$51,197	$-	$6,000
Distribution income	12,000	18,786	-	17,216
Total operating income	12,000	69,983	-	23,216

Operating expenses and loss:
Amortization (Note 3)	-	1,800	1,800	5,400
Impairment loss	-	100,779	-	-
Asset management fees (Note 3)	6,673	26,811	12,458	37,691
Legal and accounting fees	109,478	204,834	122	3,782
Write off of advances to Local Limited Partnerships (Note 5)	-	36,993	-	2,088
Other	9,988	21,064	401	9,026

Total operating expenses and loss	126,139	392,281	14,781	57,987

Income (loss) from operations	(114,139)	(322,298)	(14,781)	(34,771)

Equity in income of Local Limited Partnerships (Note 2)	-	-	9,546	28,638

Gain on sale of Local Limited Partnerships (Note 2)	39,175	1,868,615	-	16,953

Interest income	115	453	4	10

Net income (loss)	$(74,849)	$1,546,770	$(5,231)	$10,830

Net income (loss) allocated to:
General Partner	$(748)	$15,468	$(52)	$108

Limited Partners	$(74,101)	$1,531,302	$(5,179)	$10,722

Net income (loss) per Partnership Unit	$(3)	$70	$-	$1
Outstanding weighted Partnership Units	21,947	21,947	21,952	21,952

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2013	$97,734	$378,536	$476,270

Net income	15,468	1,531,302	1,546,770

Return of capital (Note 6)	(785,650)	-	(785,650)

Partners’ equity (deficit) at December 31, 2013	$(672,448)	$1,909,838	$1,237,390

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$1,546,770	$10,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	1,800	5,400
Impairment loss	100,779	-
Equity in income of Local Limited Partnerships	-	(28,638)
Gain on sale of Local Limited Partnerships	(1,868,615)	(16,953)
Increase in other assets	(4,055)	-
Increase in prepaid expenses	(539)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(179,162)	32,716
Net cash provided by (used in) operating activities	(403,022)	3,355

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(11,000)	-
Net proceeds from sale of Local Limited Partnerships	2,166,454	16,953
Advances made to Local Limited Partnerships	(36,993)	(2,088)
Write off of advances made to Local Limited Partnerships	36,993	2,088
Distributions received from Local Limited Partnerships	-	9,851
Net cash provided by investing activities	2,155,454	26,804

Cash flows from financing activities:
Return of capital	(785,650)	-
Net cash used in financing activities	(785,650)	-

Net increase in cash	966,782	30,159

Cash, beginning of period	296,821	20,488

Cash, end of period	$1,263,603	$50,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General partner in prior years were converted to General Partner equity	$-	$55,483

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As December 31, 2013, 21,947 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses and in cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Eleven of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

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

As of March 31, 2013, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P and The North Central Limited Partnership. The partnership also identified and sold its Local Limited Partnership Interest in Lamar Plaza Apartments, LP and D. Hilltop Apartments, Ltd. The Compliance period for D. Hilltop expired by the date of sale so there is no risk of tax credit recapture. The Compliance Period for Mesa Verde Apartments, L.P, The North Central Limited Partnership and Lamar Plaza Apartments, LP expired after the date of sale. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there was no risk of recapture. The investment balance was zero at the time of sale for each of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2013, the Local Limited Partnership sold its Housing Complex of Blessed Rock of El Monte, a CA Partnership (“Blessed Rock”). The Partnership also sold its Local Limited Partnership interests in Woodland, Ltd., Greyhound Associates I, L.P and Crescent City Apartment, a California Limited Partnership.

The following table reflects dispositions that occurred during the nine months ended December 31, 2013:

	Debt at				Actual Sale	Investment
Local Limited	12/31 prior	Appraisal	Date of	Sales	Related	balance at	Gain on
Partnership	to sale date	Value	Sale	Proceed	Expenses	date of sale	sale
Blessed Rock of El Monte, a CA Partnership	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,251	$547,889	$1,805,244
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	4,424	-	23,577
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	4,381	-	619
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	10,825	-	39,175

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of during the nine months ended December 31, 2013:

					Remaining
					cash to
			Payment of		remain in
		Reimburse GP	accrued asset	Reimburse GP	reserves for
	Cash	or affiliates for	management	or affiliates for	future
Local Limited Partnership	Proceeds	expenses	fees	debts	expenses
Blessed Rock of El Monte, a CA Partnership	$2,355,384	$25,852	$181,045	$785,650	$1,362,837
Woodland, Ltd	28,001	23,000	-	-	5,001
Greyhound Associates I, L.P	5,000	-	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	21,868	-	28,132

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2013, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Local Limited Partnership	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership	Estimated sales price	Estimated sales related expenses	Estimated gain(loss) on sale
Ashford Place Limited Partnership	(*)	$2,560,000	$2,612,803	$5,000	$12,378	$(7,378)
Cleveland Apartments, L.P	2/28/2014	1,070,000	1,471,060	50,000	2,241	47,759

The Compliance Period for Ashford Place Limited Partnership expired as of December 31, 2012 so there is no risk of tax credit recapture to the investors in the Partnership. The Compliance period for Cleveland Apartments expires December 31, 2014. The purchaser has agreed to guarantee that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

*The expected closing date for Ashford Place Limited Partnership has yet to be determined. The Local Limited Partnership is not under contact to be purchased as of the report filing.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2013 and March 31, 2013, six and nine investment accounts in Local Limited Partnerships, respectively, had reached a zero balance.

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

For the Quarterly Period Ended December 31, 2013

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

For the nine months ended December 31, 2013, respectively, the Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $100,779 and $0 was recorded against the related intangibles for the nine months ended December 31, 2013 and 2012, respectively.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. For the nine months ended December 31, 2013 and 2012, amortization expense was $1,800 and $5,400, respectively. As of December 31, 2013, all acquisition fees and costs were fully amortized or impaired.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership has limited partnership interests in six and ten, respectively, Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 314 and 573 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $100,779 and $0 was recorded against the related intangibles for the nine months ended December 31, 2013 and 2012, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments per balance sheet, beginning of period	$650,468	$629,335
Equity in income of Local Limited Partnerships	-	38,184
Disposition of Local Limited Partnership	(547,889)	-
Impairment	(100,779)	-
Amortization of capitalized acquisition fees and costs	(1,800)	(7,200)
Distributions received from Local Limited Partnerships	-	(9,851)
Investments per balance sheet, end of period	$-	$650,468

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$-	$547,889
Acquisition fees and costs, net of accumulated amortization of $0 and $34,200	-	102,579
Investments per balance sheet, end of period	$-	$650,468

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012
Revenues	$1,583,000	$2,582,000
Expenses:
Interest expense	285,000	431,000
Depreciation and amortization	402,000	697,000
Operating expenses	1,223,000	1,829,000
Total expenses	1,910,000	2,957,000

Net loss	$(327,000)	$(375,000)
Net loss allocable to the Partnership	$(326,000)	$(403,000)
Net income recorded by the Partnership	$-	$29,000

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

For the Quarterly Period Ended December 31, 2013

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

Although the year-to-date economic occupancy increased significantly from the second quarter 2013, the physical occupancy decreased to 79%. Vacancy and bad debt for this asset are a direct result of gang related activities at and around the property. The property management agent is working diligently with the Gang Task Force division of the local Police Department to remove these elements and is beginning to see positive results. In addition, deteriorating subfloors are elevating the repair and maintenance costs well above budgeted levels. With insufficient replacement reserves, these improvements are funded through the cash account. Approximately $5,500 has been used year-to-date in incentives in an effort to stabilize quality occupancy. The affiliated property management agent is funding the cash deficit by deferring management fees and advancing staff payroll. Although this asset continues to struggle to meet financial performance expectations there is no identified risk to the tax credits.

Ashford Place Limited Partnership (“Ashford”) a Local Limited Partnership has struggled for several years with high turnover and a market which has increasingly become more competitive. Several factors have led to poor, property specific results over the past several years. Occupancy historically has been soft, never higher than 90% for any successive quarters for the past three years. Additionally, rents at Ashford have not kept pace with the increase in expenses, and as a result of the soft market conditions, cash flow has been negative since 2002. As this has been a factor from the onset of operations, the original Local General Partner, Cowen Properties, Inc., was unable to meet its financial obligations to the Local Limited Partnership and, as a result, Associates removed the original Local General Partner in March 2002 and substituted WNC Oklahoma, LLC, an affiliated entity. Since inception of Ashford, the Partnership and the General Partner of the Partnership have advanced $471,514 and $258,567 respectively to meet operating deficits as well as capital needs requirements. Ashford had also been subjected to restrictive reserve requirements imposed by the mortgage lender. However, WNC Oklahoma, LLC has been successful in having these requirements reduced which has had a beneficial effect on Ashford’s operating expenses. As of 2011, Ashford has been under the watch of WNC’s Structured Assets Group (“SAG”). During that time, SAG removed the managing agent Western Property Management in November 2011 and they were replaced with Professional Property Management. With a new management team in place along with a new advertising plan to attract more tenants, as of May 2013, Ashford was able to bring its occupancy level to 100%. SAG attempted to renegotiate the terms of the loan so as to improve the property operations. The lender would not consider any alternatives. In response, Ashford filed for bankruptcy protection so as to obtain fair lender terms or negotiate a sale of the property. The investment balance for Ashford Place was zero for all periods presented. The 15 year Compliance Period for Ashford Place ended December 31, 2012.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $0 and $34,200 as of December 31, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2013, all acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the nine months ended December 31, 2013 and 2012, the Partnership incurred asset management fees of $26,811 and $37,691, respectively. For the nine months ended December 31, 2013 and 2012, the Partnership paid asset management fees of $202,913 and $0, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the nine months ended December 31, 2013 and 2012, the Partnership reimbursed operating expenses of $254,613 and $20,829, respectively. During the nine months ended December 31, 2013, the Partnership overpaid the reimbursements by $539, which is included as prepaid expenses on the condensed balance sheets.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2013	March 31, 2013

Asset management fee payable	$15,822	$191,924
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	-	3,060
Total	$15,822	$194,984

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of December 31 and March 31, 2013, $22,810 and $33,810, respectively, was payable.

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of December 31, 2013 and 2012 the Partnership in total had advanced $471,514 and $462,514 respectively to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of December 31, 2013 and 2012 the Partnership in total had advanced $4,939 and $4,939 respectively to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of December 31, 2013 and 2012 the Partnership in total had advanced $24,493 and $0 respectively to one Local Limited Partnership, Cleveland Apartments Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

During the nine months ended December 31, 2013, the Partnership advanced $3,500 to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership was a limited partner. The Local Limited Partnership was sold in a prior period and the advance was to cover the final tax return cost in accordance with the partnership agreement. The advance was written off as the Local Limited Partnership was sold and would not be able to repay the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 6 - RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $785,650. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the nine months ended December 31, 2013, $785,650 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted primarily of $1,264,000 in cash, $22,000 in other assets and $1,000 in prepaid expenses. Liabilities at December 31, 2013 primarily consisted of $23,000 of payables to Local Limited Partnerships, $16,000 of accrued fees and expenses due to the General Partner and/or its affiliates, and $10,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012 The Partnership’s net loss for the three months ended December 31, 2013 was $(75,000) compared to $(5,000) net loss recorded during the three months ended December 31, 2012. There was an increase of $39,000 in gain on sale of Local Limited Partnerships for the three months ended December 31, 2013. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a $12,000 increase of distribution income for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was a decrease in equity in income of Local Limited Partnerships of $(10,000) for the three months ended December 31, 2013. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Accounting and legal fees increased by $(109,000) due to the timing of accounting work performed. The Partnership was past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings. There was a $(6,000) decrease in asset management fees for the three months ended December 31, 2013. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The amortization expense decreased by $2,000 during the three months ended December 31, 2013 due to the fact that the acquisition fees and cost were fully amortized or impaired as of June 30, 2013 and no further amortization could be recorded.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 The Partnership’s net income for the nine months ended December 31, 2013 was $1,547,000 compared to $11,000 net income recorded during the nine months ended December 31, 2012. The change was primarily due to the increase of $1,852,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2013. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was an increase in impairment loss of $(101,000) during the nine months ended December 31, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the nine months ended December 31, 2013 advances of $(37,000) were made to several Local Limited Partnerships which were reserved for in full compared to $(2,000) advanced and reserved for during the nine months ended December 31, 2012. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. There was a decrease in equity in income of Local Limited Partnerships of $(29,000) for the nine months ended December 31, 2013. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. Operating income increased by $47,000 for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $(201,000) due to the timing of accounting work performed. The Partnership was past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings. There was an $11,000 decrease in asset management fees for the nine months ended December 31, 2013. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The amortization expense decreased by $4,000 during the nine months ended December 31, 2013 due to the fact that the acquisition fees and cost were fully amortized or impaired as of June 30, 2013 and no further amortization could be recorded.

Capital Resources and Liquidity

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 Net cash provided during the nine months ended December 31, 2013 was $967,000, compared to net cash provided during the nine months ended December 31, 2012 of $30,000. The change was due primarily to the fact that during the nine months ended December 31, 2013, the Partnership received $2,166,000 in net proceeds from the sale of its Local Limited Partnerships compared to $17,000 in sale proceeds received during the nine months ended December 31, 2012. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the nine months ended December 31, 2013 the Partnership advanced $(37,000) to Local Limited Partnerships that were experiencing operational issues compared to $(2,000) advanced for the nine months ended December 31, 2012. During the nine months ended December 31, 2013 the Partnership paid the General Partner or an affiliate $(255,000) for operating expenses paid on its behalf compared to $(21,000) reimbursed during the nine months ended December 31, 2012. The Partnership also paid $(203,000) to the General Partner or an affiliate in accrued asset management fees for the nine months ended December 31, 2013 compared to $0 reimbursed for the nine months ended December 31, 2012. Reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. In addition, the Partnership paid $(786,000) of disposition proceeds to the General Partner for advances previously forgiven. During the nine months ended December 31, 2013, the Partnership made $(11,000) in capital contributions to a Local Limited Partnerships compared to no contribution made during the nine months ended December 31, 2012. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. Reporting fees increased by $45,000 and distribution increased by $2,000 for the nine months ended December 31, 2013 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013 (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012(iii) the Condensed Statements of Partners’ Equity (Deficit) for the nine months ended December 31, 2013(iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

.

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

Date: February 11, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2014

