Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2014-06-10
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

92614-6404 (Zip code)

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 11, 1997 a total of 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of dealer discounts of $5,620 and volume discounts of $79,550, had been sold. As of March 31, 2014, a total of 21,932 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership originally invested in fourteen Local Limited Partnerships, nine of which had been sold or otherwise disposed as of March 31, 2014. Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period

Ashford Place Limited Partnership	2008	2012
Belen Vista Associates Limited Partnership	2007	2012
Bolivar Plaza Apartments, LP	2010	2014
Mountain Vista Associates Limited Partnership	2011	2011
Wynwood Place, Limited Partnership	2009	2013

The General Partner is continuing its review of the Housing Complexes. The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

As of March 31, 2013, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P and The North Central Limited Partnership. The Partnership also sold its Local Limited Partnership Interest in Lamar Plaza Apartments, LP and D. Hilltop Apartments, Ltd. The Compliance Period for Mesa Verde Apartments, L.P, The North Central Limited Partnership and Lamar Plaza Apartments, LP expired after the date of sale. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there was no risk of recapture.

During the year ended March 31, 2014, the Housing Complex of Blessed Rock of El Monte, a CA Partnership (“Blessed Rock”) was sold. The Partnership also sold its Local Limited Partnership interests in Woodland, Ltd., Greyhound Associates I, L.P. and Crescent City Apartment, a California Limited Partnership. The following table reflects the five dispositions during the year ended March 31, 2014. No distributions were made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership:

Local Limited Partnership	Debt at 12/31 prior to sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain on sale
Blessed Rock of El Monte, a CA Partnership	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,251	$547,889	$1,805,244
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	4,424	-	23,577
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	4,381	-	619
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	12,275	-	37,725
Cleveland Apartments, L.P	1,454,052	1,070,000	2/27/2014	44,499	19,069	-	25,430

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships during the year ended March 31, 2014:

Local Limited Partnership	Cash proceeds	Reimburse for GP interest	Payment of Local Limited Partnership’s real estate taxes	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Reimburse GP or affiliates for debts	Remaining cash to remain in reserves for future expenses
Blessed Rock of El Monte, a CA Partnership	$2,355,384	$-	$-	$25,852	$181,045	$785,650	$1,362,837
Woodland, Ltd	28,001	-	-	23,000	-	-	5,001
Greyhound Associates I, L.P	5,000	-	-	-	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	-	-	21,868	-	28,132
Cleveland Apartments, L.P	44,499	5,501	38,210	-	6,289	-	-

As of March 31, 2014, the Local Limited Partnership interest in Ashford Place Limited Partnership was identified to be sold. Ashford Place was appraised for $2,560,000 and had a mortgage note balance of $1,780,549 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The estimated sales price is $5,000. The Partnership has incurred $24,804 in sale related expenses which will be netted against the proceeds from the sale in calculating the gain/loss on sale. No distributions will be made to the Limited Partners as the result of this sale. The closing date for the Local Limited Partnership Interest sale has not yet been determined.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amount of cash will be distributed to the Limited Partners. The Partnership would first use sale proceeds to pay obligations of the Partnership. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

•	an unlimited amount of passive income, which is income from entities such as the Partnership, and

•	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use of business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the Compliance Period of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2014, 2013, and 2012, the Partnership had reduced the carrying amount to $0 with respect to five, nine, and ten, respectively, of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2014, 2013, and 2012, impairment loss related to investments in Local Limited Partnerships was $100,779, $0, and $0, respectively.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,

●	which are peculiar to individual Limited Partners, or

●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

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

Alternative minimum tax liability could reduce a Limited Partner’s tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

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

New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

(d)	Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners’ ability to monitor Partnership operations. The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment. There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable for the years ended March 31, 2014, 2013 and 2012, had a net increase (decrease) of $(176,000), $50,000 and $26,000, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $23,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of those Housing Complexes as of the dates or for the periods indicated:

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Ashford Place, a Limited Partnership (3)	Shawnee, Oklahoma	WNC Oklahoma, LLC	$2,317,000	$2,317,000	100	$3,931,000	$1,780,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	416,000	416,000	57	714,000	1,442,000

Bolivar Plaza Apartments, LP	Bolivar, Missouri	MBL Development Co.	1,181,000	1,181,000	32	1,658,000	342,000

Cleveland Apartments L.P.(2)	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	N/A	N/A	48	737,000	1,454,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	315,000	315,000	53	543,000	1,353,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	400,000

			$4,763,000	$4,763,000	314	$8,363,000	$6,771,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)	The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

(3)	The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Ashford Place, a Limited Partnership (2)	$533,000	$(117,000)	98.99%

Belen Vista Associates, Limited Partnership	470,000	(77,000)	98.99%

Bolivar Plaza Apartments	119,000	(40,000)	98.98%

Cleveland Apartments L.P.(1)	277,000	(79,000)	99.98%

Mountain Vista Associates Limited Partnership	321,000	2,000	98.99%

Wynwood Place, Limited Partnership	128,000	(75,000)	99.98%

	$1,848,000	$(386,000)

(1) The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

(2) The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P., Series 4

		Occupancy Rates
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Ashford Place, a Limited Partnership	Shawnee, Oklahoma	WNC Oklahoma, LLC	88%	93%	54%	82%	94%

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	93%	100%	100%	100%	100%

Blessed Rock of El Monte, a CA Limited Partnership	El Monte, California	Everland, Inc.	N/A	100%	100%	100%	100%

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	100%	100%	100%	100%	100%

Cleveland Apartments L.P.	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	96%	83%	85%	90%	96%

Crescent City Apartments, a California Limited Partnership	Crescent City, California	Crescent City Surf, Inc.	N/A	100%	100%	91%	98%

D. Hilltop Apartments Ltd.	Prairie View, Texas	Donald W. Sowell	N/A	N/A	96%	83%	92%

Greyhound Associates I, L.P.	Windsor, Missouri	WCM Community Development Corp.	N/A	88%	71%	67%	96%

Lamar Plaza Apts., L.P.	Lamar, Missouri	MBL Development Co.	N/A	N/A	N/A	N/A	96%

WNC Housing Tax Credit Fund V, L.P., Series 4

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	Shelter Resource Corporation	N/A	N/A	N/A	N/A	63%

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	83%	94%	92%	91%	87%

North Central Limited Partnership	New York, New York	City and Suburban Development Corp.	N/A	N/A	N/A	100%	89%

Woodland, Ltd.	Marion, Alabama	ACHR Corp.	N/A	90%	95%	100%	95%

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	88%	83%	88%	96%	88%
			91%	95%	88%	93%	90%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014, there were 1,327 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. March 31, 2014, the Partnership did not make any cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$1,254,665	$296,821	$20,488	$153,987	$25,677
Investments in Local Limited Partnerships, net	-	650,468	629,335	606,786	697,775
Prepaid expenses	-	-	-	28,130	-
Other assets	24,805	17,775	-	-	-

Total Assets	$1,279,470	$965,064	$649,823	$788,903	$723,452

LIABILITIES
Payables to Local Limited Partnerships	$-	$33,810	$33,810	$33,810	$39,310
Accrued fees and expenses due to General Partner and affiliates	40,233	194,984	204,132	131,632	311,427
Accounts payable	-	-	-	920	-
Prepaid disposition proceeds	4,950	260,000	-	-	-

Total Liabilities	45,183	488,794	237,942	166,362	350,737

PARTNERS’ EQUITY	1,234,287	476,270	411,881	622,541	372,715

Total Liabilities and Partners’ Equity	$1,279,470	$965,064	$649,823	$788,903	$723,452

Selected results of operations for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations (Note 1)	$(349,538)	(46,266)	(248,397)	$(155,522)	$(371,966)
Equity in income (losses) from Local Limited Partnerships	-	38,184	37,676	20,687	(23,171)
Gain on sale of Local Limited Partnerships	1,892,595	16,953	-	382,388	-
Interest income	610	35	61	2,273	18

Net income (loss)	$1,543,667	8,906	(210,660)	$249,826	$(395,119)

Net income (loss) allocated to:
General Partner	$15,437	89	(2,107)	$2,498	$(3,951)

Limited Partners	$1,528,230	8,817	(208,553)	$247,328	$(391,168)

Net income (loss) per Partnership Unit	$69.68	.40	(9.50)	$11.25	$(17.79)

Outstanding weighted Partnership Units	21,932	21,952	21,955	21,990	21,990

Note 1 - Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011, and 2010 include a charge for impairment losses on investments in Local Limited Partnerships of $100,779, $0, $0, $87,338, and $185,972, respectively. (See Note 2 to the financial statements.)

Selected results of cash flows for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$(371,137)	$(8,383)	$38,969	$(265,716)	$4,234
Investing activities	2,114,631	284,716	(172,468)	394,026	-
Financing activities	(785,650)	-	-	-	-

Net change in cash	957,844	276,333	(133,499)	128,310	4,234

Cash, beginning of year	296,821	20,488	153,987	25,677	21,443

Cash, end of year	$1,254,665	$296,821	$20,488	$153,987	$25,677

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$-	-	$-	$7	$18
State	-	-	-	-	-

Total	$-	-	$-	$7	$18

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014 all investments have reached zero.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $1,255,000 in cash and other assets of $25,000. Liabilities at March 31, 2014 consisted of $40,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and prepaid disposition proceeds of $5,000.

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net income for the year ended March 31, 2014 was $1,544,000, reflecting an increase of $1,535,000 from the net income experienced for the year ended March 31, 2013 of $9,000. That increase in net income was largely due to an increase of gain on sale of Local Limited Partnerships of $1,876,000 for the year ended March 31, 2014. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year. There was an increase in impairment loss of $(101,000) during the year ended March 31, 2014 compared to the year ended March 31, 2013. The impairment loss can vary each year depending on the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the year ended March 31, 2014 there were advances of $(37,000) made to Local Limited Partnerships which were reserved for in full compared to $(2,000) advanced and reserved for during the year ended March 31, 2013. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees increased by $(200,000) for the year ended March 31, 2014 compared to the year ended March 31, 2013 due to the timing of the accounting work performed. The Partnership was past due on multiple annual and quarterly filings. The Partnership is now current on all filings The write-off of other assets increased by $(9,000) during the year ended March 31, 2014. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Reporting fees increased by $45,000 and distribution income decreased by $(10,000) for the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $(38,000) decrease of equity in income of Local Limited Partnerships for the year ended March 31, 2014. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. The asset management fees decreased by $17,000 for the year ended March 31, 2014 due to the fact that the asset management fee is calculated on the Invested Assets of the Local Limited Partnerships, which decreased due to the sales of the Local Limited Partnerships. The amortization decreased by $5,000 for the year ended march 31, 2014 due to the fact that intangibles were fully impaired during the year, thereby decreasing amortization expense.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31, 2013 was $9,000, reflecting an increase of $220,000 from the net loss experienced for the year ended March 31, 2012 of $(211,000). That decrease in net loss was largely due to a decrease of $178,000 in write off of advances to Local Limited Partnerships. During the year ended March 31, 2013 there were advances of $(2,000) made to Local Limited Partnerships which were reserved for in full as of March 31, 2013 compared to $(180,000) advanced and reserved for during the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The accounting and legal fees increased by $(5,000) for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the timing of the accounting work performed. Reporting fees decreased by $(2,000) which was offset by an increase of $20,000 in distribution income for the year ended March 31, 2013 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. For the year ended March 31, 2013 there was a gain on sale of Local Limited Partnership of $17,000 compared to no gain for the year ended March 31, 2012. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year.

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net increase in cash during the year ended March 31, 2014 was $958,000 compared to a net increase in cash for the year ended March 31, 2013 of $276,000. During the year ended March 31, 2014, the Partnership paid $209,000 of accrued asset management fees compared to none during the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership reimbursed the General Partner or an affiliate $262,000 for operating expenses paid on its behalf compared to $47,000 paid during the year ended March 31, 2013. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $45,000 more in reporting fees and $(10,000) less in distributions for the year ended March 31, 2014 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership advanced $37,000 to troubled Local Limited Partnerships during the year ended March 31, 2014 compared to $2,000 advanced during the year ended March 31, 2013 as discussed above. During the year ended March 31, 2014 the Partnership received $5,000 in prepaid disposition proceeds compared to $260,000 collected during the year ended March 31, 2013. The cash represented deposits for dispositions that were anticipated to close subsequent to the respective year ends. During the year ended March 31, 2014 the Partnership received $2,180,000 in net proceeds from the disposition of Local Limited Partnerships compared to $17,000 during the year ended March 31, 2013. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. The Partnership also paid $(786,000) of disposition proceeds to the General partner for advances previously forgiven. During the year ended March 31, 2014, the Partnership made $(34,000) in capital contributions to a Local Limited Partnership compared to no contribution made during the year ended March 31, 2014. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $276,000 compared to a net decrease in cash for the year ended March 31, 2012 of $(134,000). During the year ended March 31, 2013, the Partnership did not pay any accrued asset management fees compared to $25,000 paid during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership reimbursed the General Partner or an affiliate $47,000 for operating expenses paid on its behalf compared to $8,000 paid during the year ended March 31, 2012. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $2,000 less in reporting fees and $20,000 more in distributions for the year ended March 31, 2013 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership advanced $2,000 to troubled Local Limited Partnerships during the year ended March 31, 2013 compared to $180,000 advanced during the year ended March 31, 2012 as discussed above. During the year ended March 31, 2013 the Partnership received $260,000 in prepaid disposition proceeds compared to no such fees collected during the year ended March 31, 2012. The cash represented deposits for two dispositions that were anticipated to close subsequent to March 31, 2013. During the year ended March 31, 2013 the Partnership received $17,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds during the year ended March 31, 2012. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees(1)	$62,958	$22,725	$22,725	$22,725	$22,725	$704,475	$858,333
Total contractual cash obligations	$62,958	$22,725	$22,725	$22,725	$22,725	$704,475	$858,333

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

30

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years ended March 31, 2014, 2013 and 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 and $547,893 of the total Partnership assets as of March 31, 2014 and 2013, respectively, and $0, $38,185 and $37,677 of the total Partnership income (loss) for the years ended March 31, 2014, 2013 and 2012, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended March 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014, 2013 and 2012 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
CohnReznick LLP
Bethesda, Maryland
June 10, 2014

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

IGAF Worldwide- Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash	$1,254,665	$296,821
Other assets	24,805	17,775
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	650,468

Total Assets	$1,279,470	$965,064

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 6)	$-	$33,810
Accrued fees and advances due to General Partner and affiliates (Note 3)	40,233	194,984
Prepaid disposition proceeds	4,950	260,000

Total Liabilities	45,183	488,794

Partners’ Equity (Deficit)
General Partner	(672,479)	97,734
Limited Partners (25,000 Partnership Units authorized; 21,932 and 21,952 Partnership Units issued and outstanding)	1,906,766	378,536

Total Partners’ Equity (Deficit)	1,234,287	476,270

Total Liabilities and Partners’ Equity (Deficit)	$1,279,470	$965,064

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012

Operating income:
Reporting fees	$51,197	$6,000	$7,916
Distribution income	18,786	29,216	8,769
Total operating income	69,983	35,216	16,685

Operating expenses and loss:
Amortization (Notes 2 and 3)	1,800	7,200	7,200
Asset management fees (Note 3)	33,153	50,149	50,784
Impairment loss (Note 2)	100,779	-	-
Accounting and legal fees	211,476	11,401	6,439
Write off of other assets	9,000	-	-
Write off of advances to Local Limited Partnerships (Note 5)	36,993	2,088	180,395
Other	26,320	10,644	20,264
Total operating expenses and loss	419,521	81,482	265,082

Loss from operations	(349,538)	(46,266)	(248,397)

Equity in income of Local Limited Partnerships (Note 2)	-	38,184	37,676
Gain on sale of Local Limited Partnerships (Note 2)	1,892,595	16,953	-
Interest income	610	35	61

Net income (loss)	$1,543,667	$8,906	$(210,660)

Net income (loss) allocated to:
General Partner	$15,437	$89	$(2,107)
Limited Partners	$1,528,230	$8,817	$(208,553)

Net income (loss) per Partnership Unit	$69.98	$.40	$(9.50)

Outstanding weighted Partnership Units	21,932	21,952	21,955

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013, and 2012

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$44,269	$578,272	$622,541

Net loss	(2,107)	(208,553)	(210,660)

Partners’ equity (deficit) at March 31, 2012	42,162	369,719	411,881

Net income	89	8,817	8,906

Contributions (Note 7)	55,483	-	55,483

Partners’ equity (deficit) at March 31, 2013	97,734	378,536	476,270

Net income	15,437	1,528,230	1,543,667

Return of capital (Note 8)	(785,650)	-	(785,650)

Partners’ equity (deficit) at March 31, 2014	$(672,479)	$1,906,766	$1,234,287

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended March 31, 2014, 2013, and 2012

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,543,667	$8,906	$(210,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	1,800	7,200	7,200
Impairment loss	100,779	-	-
Equity in income of Local Limited Partnerships	-	(38,184)	(37,676)
Write off of advances to Local Limited Partnerships	36,993	2,088	180,395
Decrease in prepaid expenses	-	-	28,130
Increase in other assets	(7,030)	(17,775)	-
Decrease in accounts payable	-	-	(920)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(154,751)	46,335	72,500
Gain on sale of Local Limited Partnerships	(1,892,595)	(16,953)	-

Net cash provided by (used in) operating activities	(371,137)	(8,383)	38,969

Cash flows from investing activities:
Contributions to Local Limited Partnerships	(33,810)	-	-
Distributions from Local Limited Partnerships	-	9,851	7,927
Advances to Local Limited Partnerships	(36,993)	(2,088)	(180,395)
Prepaid disposition proceeds	4,950	260,000	-
Net proceeds from sale of Local Limited Partnerships	2,180,484	16,953	-

Net cash provided by (used in) investing activities	2,114,631	284,716	(172,468)

Cash flows from financing activities:
Return of capital	(785,650)
Net cash used in financing activities	(785,650)

Net increase (decrease) in cash	957,844	276,333	(133,499)

Cash, beginning of year	296,821	20,488	153,987

Cash, end of year	$1,254,665	$296,821	$20,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$55,483	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 11, 1997, at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As of the year ended March 31, 2014, a total 21,932, respectively, Partnership units remain outstanding The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partner.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

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

As of March 31, 2013, the Partnership sold the Housing Complexes of Mesa Verde Apartments, L.P and The North Central Limited Partnership. The Partnership also sold its Local Limited Partnership Interest in Lamar Plaza Apartments, LP and D. Hilltop Apartments, Ltd. The Compliance Period for Mesa Verde Apartments, L.P, The North Central Limited Partnership and Lamar Plaza Apartments, LP expired after the date of sale. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there was no risk of recapture.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2014, the Housing Complex of Blessed Rock of El Monte, a CA Partnership (“Blessed Rock”) was sold. The Partnership also sold its Local Limited Partnership interests in Woodland, Ltd., Greyhound Associates I, L.P. and Crescent City Apartment, a California Limited Partnership. The following table reflects the five dispositions during the year ended March 31, 2014. No distributions were made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership:

Local Limited Partnership	Debt at 12/31 prior to sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Investment balance at date of sale	Gain on sale
Blessed Rock of El Monte, a CA Partnership	$2,054,000	$6,910,000	4/12/2013	$2,355,384	$2,251	$547,889	$1,805,244
Woodland, Ltd	1,341,720	226,000	7/31/2013	28,001	4,424	-	23,577
Greyhound Associates I, L.P	435,203	115,000	8/31/2013	5,000	4,381	-	619
Crescent City Apartment, a California Limited Partnership	2,681,206	320,000	10/1/2013	50,000	12,275	-	37,725
Cleveland Apartments, L.P	1,454,052	1,070,000	2/27/2014	44,499	19,069	-	25,430

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships during the year ended March 31, 2014:

Local Limited Partnership	Cash proceeds	Reimburse for GP interest	Payment of Local Limited Partnership’s real estate taxes	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Reimburse GP or affiliates for debts	Remaining cash to remain in reserves for future expenses
Blessed Rock of El Monte, a CA Partnership	$2,355,384	$-	$-	$25,852	$181,045	$785,650	$1,362,837
Woodland, Ltd	28,001	-	-	23,000	-	-	5,001
Greyhound Associates I, L.P	5,000	-	-	-	-	-	5,000
Crescent City Apartment, a California Limited Partnership	50,000	-	-	-	21,868	-	28,132
Cleveland Apartments, L.P	44,499	5,501	38,210	-	6,289	-	-

As of March 31, 2014, the Local Limited Partnership interest in Ashford Place Limited Partnership was identified to be sold. Ashford Place was appraised for $2,560,000 and had a mortgage note balance of $1,780,549 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The estimated sales price is $5,000. The Partnership has incurred $24,804 in sale related expenses which will be netted against the proceeds from the sale in calculating the gain/loss on sale. No distributions will be made to the Limited Partners as the result of this sale. The closing date for the Local Limited Partnership Interest sale has not yet been determined.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Note 2)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. (See Note 2)

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014 and 2013, all investment accounts in Local Limited Partnerships had reached zero.

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2014, 2013, and 2012, was $1,800, $7,200, and $7,200, respectively. Acquisition fees have been fully amortized or impaired as of March 31, 2014.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. No impairment loss was recorded against the investments for any of the periods presented.

The Partnership evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2014, 2013 and 2012, an impairment loss of $100,779, $0, and $0, respectively, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013 the Partnership owned Limited Partnership interests in 5 and 10, respectively, Local Limited Partnerships, each of which owns one Housing complex, consisting of an aggregate of 314 and 573 respectively, apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships, except for one of the investments for which the Partnership is entitled to 49.49% of such amount.

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013, are approximately $874,000 and $(628,000), respectively greater than (less than) the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements. The Partnership’s equity in losses of Local Limited Partnerships is also lower than the Partnership’s equity as shown in the Local Limited Partnership’s combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. No impairment loss was recorded against the investments for any of the periods presented.

For the years ended March 31, 2014, 2013, and 2012, the Partnership evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2014, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2014, 2013, and 2012, an impairment loss of $100,779, $0, and $0, respectively, was recorded against the related intangibles.

At March 31, 2014 and 2013 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013, and 2012 amounting to approximately $384,000, $575,000, and $527,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $1,495,000.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2014	2013	2012

Investments per balance sheet, beginning of year	$650,468	$629,335	$606,786
Impairment loss	(100,779)	-	-
Disposition of Local Limited Partnership	(547,889)
Equity in income of Local Limited Partnerships	-	38,184	37,676
Amortization of paid acquisition fees and costs	(1,800)	(7,200)	(7,200)
Distributions received from Local Limited Partnerships	-	(9,851)	(7,927)

Investment per balance sheet, end of year	$-	$650,468	$629,335

	For the Years Ended March 31,
	2014	2013	2012

Investments in Local Limited Partnerships, net	$-	$547,889	$519,556
Acquisition fees and costs, net of accumulated amortization of $0, $34,200 and $27,000.	-	102,579	109,779
Investments per balance sheet, end of period	$-	$650,468	$629,335

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation for 2013 and 2012, of $7,387,000 and $13,626,000, respectively)	$6,185,000	$15,298,000
Land	716,000	2,203,000
Other assets	1,436,000	2,961,000
Total assets	$8,337,000	$20,462,000

LIABILITIES
Mortgage and construction loans payable	$6,772,000	$13,716,000
Due to affiliates	1,351,000	1,450,000
Other liabilities	404,000	875,000

Total liabilities	8,527,000	16,041,000

PARTNERS’ CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 4	(874,000)	1,278,000
Other partners	684,000	3,143,000
Total partners’ equity	(190,000)	4,421,000
Total liabilities and partners’ equity	$8,337,000	$20,462,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$1,893,000	$3,443,000	$3,366,000

Expenses:
Operating expenses	1,513,000	2,439,000	2,288,000
Interest expense	317,000	575,000	601,000
Depreciation and amortization	449,000	930,000	933,000

Total expenses	2,279,000	3,944,000	3,822,000

Net loss	$(386,000)	$(501,000)	$(456,000)

Net loss allocable to the Partnership	$(384,000)	$(537,000)	$(489,000)

Net income recorded by the Partnership	$-	$38,000	$38,000

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Accumulated amortization of these capitalized costs was $0 and $34,200 as March 31, 2014 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, all acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. Management fees of $33,153, $50,149 and $50,784 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $209,202, $0 and $25,000 was paid, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2006 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $262,208, $46,682 and $8,351 during the years ended March 31, 2014, 2013 and 2012, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Asset management fee payable	$15,875	$191,924
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	24,358	3,060

Total	$40,233	$194,984

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31
2014
Income	$7,000	$51,000	$12,000	$-

Operating expenses and loss	236,000	30,000	126,000	28,000

Income (loss) from operations	(229,000)	21,000	(114,000)	(28,000)

Gain on sale of Local Limited Partnerships	1,805,000	24,000	39,000	25,000

Net income (loss)	1,576,000	45,000	(75,000)	(3,000)

Net income (loss) available to Limited Partners	1,560,000	45,000	(74,000)	(3,000)

Net income (loss) per Partnership Unit	71	2	(3)	-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2013

Income	$11,000	$12,000	$-	$12,000

Operating expenses and loss	(21,000)	(23,000)	(15,000)	(22,000)

Loss from operations	(10,000)	(11,000)	(15,000)	(10,000)

Equity in income of Local Limited Partnerships	10,000	10,000	10,000	8,000

Gain on sale of Local Limited Partnerships	-	17,000	-	-

Net income (loss)	-	16,000	(5,000)	(2,000)

Net income (loss) available to Limited Partners	-	16,000	(5,000)	(2,000)

Net income (loss) per Partnership Unit	-	1	-	-

	June 30	September 30	December 31	March 31
2012

Income	$12,000	$2,000	$-	$3,000

Operating expenses and loss	(23,000)	(26,000)	(79,000)	(137,000)

Loss from operations	(11,000)	(24,000)	(79,000)	(134,000)

Equity in income of Local Limited Partnerships	9,000	9,000	9,000	10,000

Net loss	(2,000)	(15,000)	(70,000)	(124,000)

Net loss available to Limited Partners	(2,000)	(15,000)	(69,000)	(122,000)

Net loss per Partnership Unit	-	(1)	(3)	(6)

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2014 and 2013, the Partnership in total had advanced $471,514 and $462,514, to Ashford Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2014 and 2013, the Partnership in total had advanced $4,939 to Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for some operational expenses. All advances were reserved in full in the year they were advanced.

During the year ended March 31, 2014, the Partnership in total advanced $24,493 to one Local Limited Partnership, Cleveland Apartments Limited Partnership, in which the Partnership was a limited partner. These advances were used to pay for the property taxes, mortgage payments and operating expenses. All advances were reserved in full. The advances were written off as the Local Limited Partnership interest was sold.

During the year ended March 31, 2014, the Partnership advanced $3,500 to one Local Limited Partnership, Mesa Verde Apartments Limited Partnership, in which the Partnership was a limited partner. The Local Limited Partnership was sold in a prior period and the advance was to cover the final tax return in accordance with the partnership agreement. The advance was written off as the Local Limited Partnership was sold and would not be able to repay the Partnership.

NOTE 6 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2014 and 2013, $0 and $33,810, respectively, remain payable to the Local Limited Partnerships.

NOTE 7 – CONTRIBUTIONS

Expenses paid by the General Partner or affiliates in prior periods were written off during the year ended March 31, 2013 in the amount of $55,483. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partners’ Equity (Deficit) in the Partnership’s financial statements.

NOTE 8 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $785,650. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the year ended March 31, 2014, $785,650 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

In addition to Wilfred N. Cooper, Sr., the directors of WNC& Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC& Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC& Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

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

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC& Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

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

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

(j)	Changes to Nominating Procedures(g)

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

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

(a) Compensation for Services

For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $33,153, $50,149 and $50,784 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $209,202, $0 and $25,000, was paid for the years ended March 31, 2014, 2013 and 2012, respectively.

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

(b) Operating Expenses

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership Agreement of Limited. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $24,358, $3,060 and $6,874 for the years ended March 31, 2014, 2013, and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $262,208, $46,682 and $8,351 during the years ended March 31, 2014, 2013 and 2012, respectively.

(c) Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2013, 2012 and 2011. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2014, 2013 or 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2014	2013

Audit Fees	$178,818	$-
Audit-related Fees	-	-
Tax Fees	-	-
TOTAL	$178,818	$-

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

The Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013, and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012, and (v) the Notes to Financial Statements

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Ashford Place, a Limited Partnership (2)	Shawnee, Oklahoma	$2,317,000	$2,317,000	$1,780,000	$103,000	$5,013,000	$2,906,000	$2,210,000

Belen Vista Associates, Limited Partnership	Belen, New Mexico	416,000	416,000	1,442,000	156,000	2,146,000	1,231,000	1,071,000

Bolivar Plaza Apartments	Bolivar, Missouri	1,181,000	1,181,000	342,000	119,000	2,057,000	1,146,000	1,030,000

Cleveland Apartments L.P.(1)	Coffeyville, Kansas	N/A	N/A	1,454,000	15,000	1,629,000	721,000	923,000

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	315,000	315,000	1,353,000	280,000	1,490,000	936,000	834,000

Wynwood Place, Limited Partnership	Raleigh, North Carolina	534,000	534,000	400,000	43,000	1,237,000	447,000	833,000

		$4,763,000	$4,763,000	$6,771,000	$716,000	$13,572,000	$7,387,000	$6,901,000

(1)	The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

(2)	The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Ashford Place, a Limited Partnership (2)	$533,000	$(117,000)	1996	Completed	40

Belen Vista Associates, Limited Partnership	470,000	(77,000)	1997	Completed	27.5

Bolivar Plaza Apartments	119,000	(40,000)	2000	Completed	30

Cleveland Apartments L.P.(1)	277,000	(79,000)	1998	Completed	27.5

Mountain Vista Associates Limited Partnership	321,000	2,000	1997	Completed	27.5

Wynwood Place, Limited Partnership	128,000	(75,000)	1998	Completed	50
	$1,848,000	$(386,000)

(1)	The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

(2)	The Local Limited Partnership was identified for sale as of March 31, 2014.

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

Date: June 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 10, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 10, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 10, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 10, 2014

