Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2014-08-12
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS

Cash	$1,234,874	$1,254,665
Other assets	22,543	24,805
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-

Total Assets	$1,257,417	$1,279,470

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$23,230	$40,233
Prepaid disposition proceeds	4,950	4,950

Total Liabilities	28,180	45,183

Partners’ Equity (Deficit):
General Partner	(672,529)	(672,479)
Limited Partners (25,000 Partnership Units authorized; 21,872 and 21,932 Partnership Units issued and outstanding, respectively)	1,901,766	1,906,766

Total Partners’ Equity (Deficit)	1,229,237	1,234,287
Total Liabilities and Partners’ Equity (Deficit)	$1,257,417	$1,279,470

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating income:
Distribution income	$9,290	$6,786
Total operating income	9,290	6,786

Operating expenses and loss:
Amortization (Note 3)	-	1,800
Impairment loss	-	100,779
Asset management fees (Note 3)	5,681	10,989
Legal and accounting fees	4,876	80,003
Write off of advances to Local Limited Partnerships (Note 5)	-	36,993
Write off of other assets	3,281	-
Other	657	5,799

Total operating expenses and loss	14,495	236,363

Loss from operations	(5,205)	(229,577)

Gain on sale of Local Limited Partnerships (Note 2)	-	1,805,244

Interest income	155	161

Net income (loss)	$(5,050)	$1,575,828

Net income (loss) allocated to:
General Partner	$(50)	$15,758

Limited Partners	$(5,000)	$1,560,070

Net income (loss) per Partnership Unit	$-	$71
Outstanding weighted Partnership Units	21,872	21,952

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(672,479)	$1,906,766	$1,234,287

Net loss	(50)	(5,000)	(5,050)

Partners’ equity (deficit) at June 30, 2014	$(672,529)	$1,901,766	$1,229,237

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,050)	$1,575,828
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	-	1,800
Impairment loss	-	100,779
Write off of advances made to Local Limited Partnerships	-	36,993
(Increase) decrease in other assets	2,262	(10,697)
Decrease in accrued fees and expenses due to General Partner and affiliates	(17,003)	(97,967)
Gain on sale of Local Limited Partnerships	-	(1,805,244)
Net cash used in operating activities	(19,791)	(198,508)

Cash flows from in investing activities:
Capital contributions paid	-	(11,000)
Net proceeds from sale of Local Limited Partnerships	-	2,103,133
Advances made to Local Limited Partnerships	-	(36,993)
Net cash provided by investing activities	-	2,055,140

Cash flows from financing activities:
Return of capital	-	(785,650)
Net cash used in financing activities	-	(785,650)

Net increase (decrease) in cash	(19,791)	1,070,982

Cash, beginning of period	1,254,665	296,821

Cash, end of period	$1,234,874	$1,367,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995 and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units, representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As June 30, 2014, 21,872 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Four of the remaining Housing Complexes have completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

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

As of March 31, 2014, the Housing Complexes of Mesa Verde Apartments, L.P, The North Central Limited Partnership and Blessed Rock of El Monte, a CA Partnership had been sold. The Partnership also had sold its Local Limited Partnership Interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd, Woodland, Ltd., Greyhound Associates I, L.P., Crescent City Apartment, a California Limited Partnership and Cleveland Apartments, L.P. The Compliance Period for Mesa Verde Apartments, L.P, The North Central Limited Partnership, and Lamar Plaza Apartments, LP expired after the date of sale. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there were no risk of recapture.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2014, the partnership has identified the following Local Limited partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale
Ashford Place Limited Partnership	7/29/2014	**	$1,780,549	**		**	**
Belen Vista Associates Limited Partnership	N/A	2,050,000	1,441,851	(*	)	-	(*	)
Wynwood Place, Limited Partnership	8/31/2014	283,863	399,690	30,000		-	30,000

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing. Contracts have been drafted and are currently under review by potential purchasers of the Local Limited Partnership interest.

(*)-As of the date of this report, the estimated purchase price is still unknown.

(**)-See Note 6 for information regarding subsequent event disposition

The Compliance Period for Ashford Place Limited Partnership, Belen Vista Associates Limited Partnership and Wynwood Place, Limited Partnership, has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

Subsequent to June 30, 2014, the underlying Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of 1,781,000. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were not cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $23,372 in sale related expenses which will be recorded as a loss on sale.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2014 and March 31, 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $0 and $100,779 was recorded against the related intangibles for the three months ended June 30, 2014 and 2013, respectively.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. For the three months ended June 30, 2014 and 2013, amortization expense was $0 and $1,800, respectively. As of March 31, 2014, all acquisition fees and costs were fully amortized or impaired.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership has acquired limited partnership interests in five Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 314 apartment units, for the periods presented. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $0 and $100,779 was recorded against the related intangibles for the three months ended June 30, 2014 and 2013, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$-	$650,468
Disposition of Local Limited Partnership	-	(547,889)
Impairment	-	(100,779)
Amortization of capitalized acquisition fees and costs	-	(1,800)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Revenues	$400,000	$611,000
Expenses:
Interest expense	72,000	103,000
Depreciation and amortization	101,000	169,000
Operating expenses	304,000	483,000
Total expenses	477,000	755,000

Net loss	$(77,000)	$(144,000)

Net loss allocable to the Partnership	$(76,000)	$(144,000)

Net income recorded by the Partnership	$-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375, which have been included in investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at the time. As of all periods presented, all acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the three months ended June 30, 2014 and 2013, the Partnership incurred asset management fees of $5,681 and $10,989, respectively, of which $0 and $181,045, respectively, was paid.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the three months ended June 30, 2014 and 2013, the Partnership reimbursed operating expenses of $29,237 and $26,660, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2014	March 31, 2014

Asset management fee payable	$21,556	$15,875
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	1,674	24,358
Total	$23,230	$40,233

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both June 30 and March 31, 2014, the Partnership in total had advanced $471,514 to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership is a limited partner. $9,000 was advanced during the three months ended June, 30, 2013.These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS, continued

As of both June 30 and March 31, 2014, the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

During the three months ended June 30, 2013 the Partnership advanced $24,493 to one Local Limited Partnership, Cleveland Apartments, LP, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced. The advances were written off as of March 31, 2014 as the Local Limited Partnership was sold.

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

NOTE 5 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate totaling $785,650. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the three months ended June 30, 2013, $785,650 was reimbursed to the General Partner for repayment of the previously written off amounts. The repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the underlying Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of 1,781,000. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were not cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $23,372 in sale related expenses which will be recorded as a loss on sale.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $1,235,000 in cash and $23,000 in other assets. Liabilities at June 30, 2014 consisted of $23,000 of accrued fees and expenses due to the General Partner and/or its affiliates and $5,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 The Partnership’s net loss was $(5,000) for the three months ended June 30, 2014 compared to $1,576,000 net income incurred during the three months ended June 30, 2013. The change was primarily due to the decrease of $(1,805,000) in gain on sale of Local Limited Partnerships for the three months ended June 30, 2014. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a decrease in impairment loss of $101,000 during the three months ended June 30, 2014. As of March 31, 2014, all investments and intangibles had been reduced to zero, therefore, no further impairment loss expected to be recorded. During the three months ended June 30, 2014, there were no advances made to Local Limited Partnerships compared to $(37,000) advanced and reserved during the three months ended June 30, 2013. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Distribution income increased by $3,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment. Accounting and legal fees decreased by $75,000 due to the timing of work performed. The Partnership was past due in multiple annual and quarterly reports that were caught up during the prior period. There was a $5,000 decrease in asset management fees for the three months ended June 30, 2014. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. Write off of other assets increased by $(3,000) during the three months ended June 30, 2014. Capitalized costs from the potential disposition of the Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

3

Capital Resources and Liquidity

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 Net cash used during the three months ended June 30, 2014 was $(20,000), compared to net cash provided during the three months ended June 30, 2013 of $1,071,000. The change was due primarily to the fact that during the three months ended June 30, 2014, the Partnership received $(2,103,000) less in cash proceeds from sales of its Local Limited. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the three months ended June 30, 2014, the Partnership made no advances to Local Limited Partnerships compared to $(37,000) advanced for the three months ended June 30, 2013. During the three months ended June 30, 2014, the Partnership paid the General Partner or an affiliate $(29,000) for operating expenses paid on its behalf compared to $(27,000) reimbursed during the three months ended June 30, 2013. The Partnership also made no payments to the General Partner or an affiliate for accrued asset management fees for the three months ended June 30, 2014 compared to $(181,000) reimbursed for the three months ended June 30, 2013. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also paid $(786,000) of disposition proceeds to the General Partner for advances previously forgiven during the three months ended June 30. 2013. During the three months ended June 30, 2014, the Partnership made no capital contribution payments to Local Limited Partnerships compared to $(11,000) made during the three months ended June 30, 2013. Capital contributions are paid when the Local Limited Partnerships reach certain benchmarks.

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014 (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and 2013 (iii) the Condensed Statements of Partners' Equity (Deficit) for the three months ended June 30, 2014 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

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

Date: August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2014

7