Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2014-11-14
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Cash	$1,245,058	$1,254,665
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	3,850	24,805

Total Assets	$1,248,908	$1,279,470

Liabilities:
Accounts payable	$4,950	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	19,652	40,233
Prepaid disposition proceeds	30,000	4,950

Total Liabilities	54,602	45,183

Partners’ Equity (Deficit):
General Partner	(672,879)	(672,479)
Limited Partners (25,000 Partnership Units authorized; 21,872 and 21,932 Partnership Units issued and outstanding, respectively)	1,867,185	1,906,766

Total Partners’ Equity (Deficit)	1,194,306	1,234,287
Total Liabilities and Partners’ Equity (Deficit)	$1,248,908	$1,279,470

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended

September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Reporting fees	$-	$-	$51,197	$51,197
Distribution income	-	9,290	-	6,786
Total operating income	-	9,290	51,197	57,983

Operating expenses and loss:
Amortization (Note 3)	-	-	-	1,800
Impairment loss	-	-	-	100,779
Asset management fees (Note 3)	3,840	9,521	9,149	20,138
Legal and accounting fees	26,790	31,666	15,353	95,356
Write off of advances to Local Limited Partnerships (Note 4)	-	-	-	36,993
Write off of other assets	-	3,281	-	-
Other	5,593	6,250	5,277	11,076

Total operating expenses and loss	36,223	50,718	29,779	266,142

Income (loss) from operations	(36,223)	(41,428)	21,418	(208,159)

Gain on sale of Local Limited Partnerships (Note 1)	1,134	1,134	24,196	1,829,440

Interest income	158	313	177	338

Net income (loss)	$(34,931)	$(39,981)	$45,791	$1,621,619

Net income (loss) allocated to:
General Partner	$(350)	$(400)	$458	$16,216

Limited Partners	$(34,581)	$(39,581)	$45,333	$1,605,403

Net income (loss) per Partnership Unit	$(2)	$(2)	$2	$73
Outstanding weighted Partnership Units	21,872	21,872	21,952	21,952

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(672,479)	$1,906,766	$1,234,287

Net loss	(400)	(39,581)	(39,981)

Partners’ equity (deficit) at September 30, 2014	$(672,879)	$1,867,185	$1,194,306

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(39,981)	$1,621,619
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	-	1,800
Impairment loss	-	100,779
(Increase) decrease in other assets	20,955	(11,961)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(20,581)	(81,119)
Gain on sale of Local Limited Partnerships	(1,134)	(1,829,440)
Net cash used in operating activities	(40,741)	(198,322)

Cash flows from investing activities:
Capital contributions paid	-	(11,000)
Net proceeds from sale of Local Limited Partnerships	1,134	2,127,279
Prepaid disposition proceeds	30,000	-
Advances made to Local Limited Partnerships	-	(6,993)
Write off of advances made to Local Limited Partnerships	-	36,993
Net cash provided by investing activities	31,134	2,116,279

Cash flows from financing activities:
Return of capital	-	(785,650)
Net cash used in financing activities	-	(785,650)

Net increase (decrease) in cash	(9,607)	1,132,307

Cash, beginning of period	1,254,665	296,821

Cash, end of period	$1,245,058	$1,429,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As September 30, 2014 and March 31, 2014, 21,872 and 21,932 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits. The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the remaining Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Housing Complexes of Mesa Verde Apartments, L.P, The North Central Limited Partnership and Blessed Rock of El Monte, a CA Partnership had been sold. The Partnership also sold its Local Limited Partnership Interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd, Woodland, Ltd., Greyhound Associates I, L.P., Crescent City Apartment, a California Limited Partnership and Cleveland Apartments, L.P. The Compliance Periods for Mesa Verde Apartments, L.P., Blessed Rock of El Monte, a CA Partnership, Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd, Woodland, Ltd., Greyhound Associates I, L.P., Crescent City Apartment, a California Limited Partnership and Cleveland Apartments, L.P have expired. The Compliance Period for The North Central Limited Partnership has not yet expired. The Purchaser has guaranteed that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

During the six months ended September 30, 2014, the Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of $1,781,000 as of December 31, 2013. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were no cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $27,990 in sale related expenses which were recorded as a loss on sale.

During the six months ended September 30, 2014, the Partnership sold its Local Limited Partnership interest in Mountain Vista. Mountain Vista was appraised for $905,000 and had a mortgage balance of $1,353,000 as of December 31, 2013. The Partnership received $30,000 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $876 resulting in a gain on sale of $29,124. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of September 30, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales price	Estimated sales related expenses	Estimated gain (loss) on sale
Belen Vista Associates Limited Partnership	N/A	$2,050,000	$1,441,851	(*)	$-	(*)
Wynwood Place, Limited Partnership	11/30/2014	283,863	399,690	30,000	1,100	28,900

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Compliance Period for Belen Vista Associates Limited Partnership and Wynwood Place, Limited Partnership, has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2014 and March 31, 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $0 and $100,779 was recorded against the related intangibles for the six months ended September 30, 2014 and 2013, respectively.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. For the six months ended September 30, 2014 and 2013, amortization expense was $0 and $1,800, respectively. As of March 31, 2014, all acquisition fees and costs were fully amortized or impaired.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership has limited partnership interests in three and five, respectively, Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 161 and 314 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$-	$650,468
Disposition of Local Limited Partnership	-	(547,889)
Impairment loss	-	(100,779)
Amortization of capitalized acquisition fees and costs	-	(1,800)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Revenues	$581,000	$1,101,000
Expenses:
Interest expense	100,000	200,000
Depreciation and amortization	149,000	286,000
Operating expenses	456,000	858,000
Total expenses	705,000	1,344,000

Net loss	$(124,000)	$(243,000)

Net loss allocable to the Partnership	$(124,000)	$(242,000)

Net income recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of all periods presented, all acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $167,533, which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired.

(c)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the six months ended September 30, 2014 and 2013, the Partnership incurred asset management fees of $9,521 and $20,138, respectively. For the six months ended September 30, 2014 and 2013, the Partnership paid asset management fees of $21,556 and $181,045, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the six months ended September 30, 2014 and 2013, the Partnership reimbursed operating expenses of $57,653 and $49,660, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2014	March 31, 2014

Asset management fee payable	$3,840	$15,875
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	15,812	24,358
Total	$19,652	$40,233

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As March 31, 2014, the Partnership in total had advanced $471,514 to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership was a limited partner, $0 and $9,000 was advanced during the six months ended September, 30, 2014 and 2013, respectively. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced. Ashford Place Limited Partnership was sold during the period ended September 30, 2014, therefore, the advances and related reserves were written off.

As of both September 30 and March 31, 2014, the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced.

During the six months ended September 30, 2013, the Partnership advanced $24,493 to one Local Limited Partnership, Cleveland Apartments, LP, in which the Partnership was a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses. All advances were reserved in full in the year they were advanced. The advances were written off as of March 31, 2014 as the Local Limited Partnership was sold.

During the six months ended September 30, 2013, the Partnership advanced $3,500 to one Local Limited Partnership in which the Partnership was a limited partner. The Local Limited Partnership was sold in a prior period and the advance was to cover the final tax return cost in accordance with the partnership agreement. The advance was written off as the Local Limited Partnership was sold and would not be able to repay the Partnership.

NOTE 5 - RETURN OF CAPITAL

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted primarily of $1,245,000 in cash and $4,000 in other assets. Liabilities at September 30, 2014 primarily consisted of $20,000 of accrued fees and expenses due to the General Partner and affiliates, $5,000 in accounts payable and $30,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. The Partnership’s net loss for the three months ended September 30, 2014 was $35,000 compared to $46,000 net income recorded during the three months ended September 30, 2013. The change was partially due to the $23,000 decrease in gain on sale of Local Limited Partnerships for the three months ended September 30, 2014. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. Reporting fees decreased by $51,000 for the three months ended September 30, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees increased by $11,000 due to the timing of accounting work performed. There was a $5,000 decrease in asset management fees for the three months ended September 30, 2014. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The Partnership’s net loss for the six months ended September 30, 2014 was $40,000 compared to $1,622,000 of net income recorded during the six months ended September 30, 2013. The change was primarily due to the decrease of $1,828,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2014. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions There was a decrease in impairment loss of $101,000 during the six months ended September 30, 2014. As the remaining investment in Local Limited Partnerships were reduced to zero as of March 31, 2014, no further impairment loss could be recorded. During the six months ended September 30, 2014 there were no advances made to Local Limited Partnerships compared to $37,000 advanced and reserved for during the six months ended September 30, 2013. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Distribution income increased by $3,000 and reporting fees decreased by $51,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 as discussed above. Accounting and legal fees decreased by $64,000 due to the timing of accounting work performed. The Partnership was past due in multiple annual and quarterly reports that were caught up during the prior period. There was an $11,000 decrease in asset management fees for the six months ended September 30, 2014. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The amortization expense decreased by $2,000 during the six months ended September 30, 2014 due to the fact that the acquisition fees and cost were fully amortized or impaired as of September 30, 2013 and no further amortization could be recorded.

Capital Resources and Liquidity

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. Net cash used during the six months ended September 30, 2014 was $10,000, compared to net cash provided during the six months ended September 30, 2013 of $1,132,000. The change was due primarily to the fact that during the six months ended September 30, 2014, the Partnership received $1,000 in net proceeds from the sale of its Local Limited Partnerships compared to $2,127,000 in net sale proceeds received during the six months ended September 30, 2013. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the six months ended September 30, 2014, the Partnership received $30,000 in prepaid disposition proceeds compared to none received during the six months ended September 30, 2013. During the six months ended September 30, 2014 the Partnership made no advances to Local Limited Partnerships compared to $37,000 advanced for the six months ended September 30, 2013. During the six months ended September 30, 2014 the Partnership paid the General Partner or an affiliate $58,000 for operating expenses paid on its behalf compared to $50,000 reimbursed during the six months ended September 30, 2013. The Partnership also paid $22,000 to the General Partner or an affiliate in accrued asset management fees for the six months ended September 30, 2014 compared to $181,000 reimbursed for the six months ended September 30, 2013. Reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. In addition, the Partnership made no payments from disposition proceeds to the General Partner for advances previously forgiven for the six months ended September 30, 2014 compared to $786,000 for the six months ended September 30, 2013. During the six months ended September 30, 2014, the Partnership made no capital contributions to Local Limited Partnerships compared to $11,000 in contributions made during the six months ended September 30, 2013. Capital contributions are paid when the Local Limited Partnerships reach certain benchmarks. As of the six months ended September 30, 2014 there are no remaining capital contributions due to the Local Limited Partnerships. Reporting fees decreased by $51,000 and distribution income increased by $2,000 for the six months ended September 30, 2014 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $21,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014 (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and 2013 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the six months ended September 30, 2014 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 14, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2014

