Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2015-02-06
CIK 943906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT        OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21897

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

California	33-0707612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )

(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2014

PART I. FINANCIAL INFORMATION

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash	$1,238,823	$1,254,665
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	3,850	24,805

Total Assets	$1,242,673	$1,279,470

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$33,987	$40,233
Prepaid disposition proceeds	30,000	4,950

Total Liabilities	63,987	45,183

Partners’ Equity (Deficit):
General Partner	(673,035)	(672,479)
Limited Partners (25,000 Partnership Units authorized; 21,810 and 21,932 Partnership Units issued and outstanding, respectively)	1,851,721	1,906,766

Total Partners’ Equity (Deficit)	1,178,686	1,234,287
Total Liabilities and Partners’ Equity (Deficit)	$1,242,673	$1,279,470

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended
December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three	Nine	Three	Nine
	Months	Months	Months	Months
Operating income:
Reporting fees	$-	$-	$-	$51,197
Distribution income	-	9,290	12,000	18,786
Total operating income	-	9,290	12,000	69,983

Operating expenses and loss:
Amortization (Note 3)	-	-	-	1,800
Impairment loss	-	-	-	100,779
Asset management fees (Note 3)	4,953	14,474	6,673	26,811
Legal and accounting fees	9,412	41,078	109,478	204,834
Write off of advances to Local Limited Partnerships (Note 4)	-	-	-	36,993
Write off of other assets	-	3,281	-	-
Other	1,470	7,720	9,988	21,064

Total operating expenses and loss	15,835	66,553	126,139	392,281

Loss from operations	(15,835)	(57,263)	(114,139)	(322,298)

Gain on sale of Local Limited Partnerships (Note 1)	-	1,134	39,175	1,868,615

Interest income	215	528	115	453

Net income (loss)	$(15,620)	$(55,601)	$(74,849)	$1,546,770

Net income (loss) allocated to:
General Partner	$(156)	$(556)	$(748)	$15,468

Limited Partners	$(15,464)	$(55,045)	$(74,101)	$1,531,302

Net income (loss) per
Partnership Unit	$(1)	$(3)	$(3)	$70
Outstanding weighted Partnership Units	21,810	21,810	21,947	21,947

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(672,479)	$1,906,766	$1,234,287

Net loss	(556)	(55,045)	(55,601)

Partners’ equity (deficit) at December 31, 2014	$(673,035)	$1,851,721	$1,178,686

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(55,601)	1,546,770
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Amortization	-	1,800
Impairment loss	-	100,779
(Increase) decrease in other assets	20,955	(4,055)
Increase in prepaid expenses	-	(539)
Decrease in prepaid disposition proceeds	(4,950)	-
Write off of advances made to Local Limited Partnerships	-	36,993
Decrease in accrued fees and expenses due to
General Partner and affiliates	(6,246)	(179,162)
Gain on sale of Local Limited Partnerships	(1,134)	(1,868,615)
Net cash used in operating activities	(46,976)	(366,029)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(11,000)
Net proceeds from sale of Local Limited Partnerships	1,134	2,166,454
Prepaid disposition proceeds	30,000	-
Advances made to Local Limited Partnerships	-	(36,993)
Net cash provided by investing activities	31,134	2,118,461

Cash flows from financing activities:
Return of capital	-	(785,650)
Net cash used in financing activities	-	(785,650)

Net increase (decrease) in cash	(15,842)	966,782

Cash, beginning of period	1,254,665	296,821

Cash, end of period	$1,238,823	1,263,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") is a California Limited Partnership formed under the laws under the laws of the State of California on July 26, 1995 and commenced operations on July 1, 1996.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits").  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.  Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner" or “Associates”).  The chairman and president of Associates own substantially all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As December 31, 2014 and March 31, 2014, 21,810 and 21,932 Partnership Units, repectively, remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits.  The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

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

For the Quarterly Period Ended December 31, 2014
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

During the nine months ended December 31, 2014, the Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of $1,781,000 as of December 31, 2013. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were no cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $27,990 in sale related expenses which were recorded as a loss on sale. As of March 31, 2014, $4,950 was received by the Partnership for its interest in Ashford as prepaid disposition proceeds. During the nine months ended, December 31, 2014, the original plan to sell the interest in Ashford was cancelled as the underlying Housing Complex was sold instead and the prepaid disposition proceeds were returned to the original purchaser.

During the nine months ended December 31, 2014, the Partnership sold its Local Limited Partnership interest in Mountain Vista Associates Limited Partnership (“Mountain Vista”). Mountain Vista was appraised for $905,000 and had a mortgage balance of $1,353,000 as of December 31, 2013. The Partnership received $30,000 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $876 resulting in a gain on sale of $29,124. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

 WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below:

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales price	Estimated sales related expenses	Estimated gain (loss) on sale
Belen Vista Associates Limited Partnership	N/A	$2,050,000	$ 1,441,851	(*)	$ -	(*)
Wynwood Place, Limited Partnership	3/31/2015	283,863	399,690	$30,000(**)	1,100	28,900
Bolivar Plaza Apartments, LP	N/A	470,000	341,956	(*)	2,750	(*)

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

(*)-As of the date of this report, the estimated purchase price is still unknown.
(**)- This amount has been received by the Partnership as of December 31, 2014 and is recorded as prepaid disposition proceeds in the accompany condensed balance sheets.

The Compliance Period for Belen Vista Associates Limited Partnership, Wynwood Place, Limited Partnership, and Bolivar Plaza Apartments, LP has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
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

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2014 and March 31, 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

For the Quarterly Period Ended December 31, 2014
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

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. Impairment loss of $0 and $100,779 was recorded against the related intangibles for the nine months ended December 31, 2014 and 2013, respectively.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. For the nine months ended December 31, 2014 and 2013, amortization expense was $0 and $1,800, respectively.  As of March 31, 2014, all acquisition fees and costs were fully amortized or impaired.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership has limited partnership interests in 3 and 5, respectively, Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 113 and 314 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31, 2014
Investments per balance sheet, beginning of period	$-	$650,468
Disposition of Local Limited Partnership	-	(547,889)
Impairment loss	-	(100,779)
Amortization of capitalized acquisition fees and costs	-	(1,800)
Investments per balance sheet, end of period	$-	$-

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2014	2013
Revenues	$761,000	$1,583,000
Expenses:
Interest expense	130,000	285,000
Depreciation and amortization	197,000	402,000
Operating expenses	607,000	1,223,000
Total expenses	934,000	1,910,000

Net loss	$(173,000)	$(327,000)
Net loss allocable to the Partnership	$(172,000)	$(326,000)
Net income recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2014
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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the nine months ended December 31, 2014 and 2013, the Partnership incurred asset management fees of $14,474 and $26,811, respectively.  For the nine months ended December 31, 2014 and 2013, the Partnership paid asset management fees of $21,556 and $202,913, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the nine months ended December 31, 2014 and 2013, the Partnership reimbursed operating expenses of $62,603 and $254,613, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	December 31, 2014	March 31, 2014

Asset management fee payable	$8,793	$15,875
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	25,194	24,358
Total	$33,987	$40,233

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2014, the Partnership in total had advanced $471,514 to one Local Limited Partnership, Ashford Place Limited Partnership, in which the Partnership was a limited partner. $0 and $9,000 was advanced during the nine months ended December 31, 2014 and 2013, respectively. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced. Ashford Place Limited Partnership was sold during the period ended December 31, 2014, therefore, the advances and related reserves were written off.

As of both December 31 and March 31, 2014, the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced.

During the nine months ended December 31, 2013, the Partnership advanced $24,493 to one Local Limited Partnership, Cleveland Apartments, LP, in which the Partnership was a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced. The advances were written off as of March 31, 2014 as the Local Limited Partnership was sold.

During the nine months ended December 31, 2013, the Partnership advanced $3,500 to one Local Limited Partnership in which the Partnership was a limited partner. The Local Limited Partnership was sold in a prior period and the advance was to cover the final tax return cost in accordance with the partnership agreement. The advance was written off as the Local Limited Partnership was sold and would not be able to repay the Partnership.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 5- RETURN OF CAPITAL

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted primarily of $1,239,000 in cash and $4,000 in other assets.  Liabilities at December 31, 2014 primarily consisted of $34,000 of accrued fees and expenses due to the General Partner and affiliates, and $30,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013  The Partnership’s net loss for the three months ended December 31, 2014 was $16,000 compared to the $75,000 net loss recorded during the three months ended December 31, 2013. The change was partially due to the decrease of $39,000 in gain on sale of Local Limited Partnerships for the three months ended December 31, 2014. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a $12,000 decrease of distribution income for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $100,000 due to the timing of accounting work performed. The Partnership was past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings. There was a $2,000 decrease in asset management fees for the three months ended December 31, 2014. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a decrease of $9,000 in other expenses for the three months ended December 31, 2014 due to a decreasing in filing cost related to the Partnership being past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013  The Partnership’s net loss for the nine months ended December 31, 2014 was $56,000 compared to the $1,547,000 net income recorded during the nine months ended December 31, 2013. The change was primarily due to the decrease of $1,867,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2014. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a decrease in impairment loss of $101,000 and a decrease in amortization of $2,000 during the nine months ended December 31, 2014. As the remaining investments in Local Limited Partnerships and intangibles were reduced to zero as of March 31, 2014, no further impairment loss or amortization could be recorded. During the nine months ended December 31, 2014 no advances were made to Local Limited Partnerships compared to $37,000 advanced and reserved for in full during the nine months ended December 31, 2013. The advances made to the troubled Local Limited Partnership can vary each year depending on the operations of each Local Limited Partnership. Distribution income decreased by $9,000 and reporting fees decreased by $51,000 for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Accounting and legal fees decreased by $164,000 due to the timing of accounting work performed. The Partnership was past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings. There was a $12,000 decrease in asset management fees for the nine months ended December 31, 2014. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a decrease of $13,000 in other expenses for the nine months ended December 31, 2014 due to a decreasing in filing cost related to the Partnership being past due on multiple annual and quarterly reports. The Partnership is now current in all of its filings.

Capital Resources and Liquidity

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 Net cash used during the nine months ended December 31, 2014 was $16,000, compared to net cash provided during the nine months ended December 31, 2013 of $967,000.  The change was due primarily to the fact that during the nine months ended December 31, 2014, the Partnership received $1,000 in net proceeds from the sale of its Local Limited Partnerships compared to $2,166,000 in net proceeds received during the nine months ended December 31, 2013. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the nine months ended December 31, 2014, the Partnership received $30,000 in prepaid disposition proceeds compared to none collected during the nine months ended December 31, 2013. The cash represented the deposits for dispositions that were anticipated to close subsequent to the respective period ends. During the nine months ended December 31, 2014 the Partnership made no advances to Local Limited Partnerships that were experiencing operational issues compared to $37,000 advanced for the nine months ended December 31, 2013. During the nine months ended December 31, 2014 the Partnership paid the General Partner or an affiliate $63,000 for operating expenses paid on its behalf compared to $255,000 reimbursed during the nine months ended December 31, 2013.  The Partnership also paid $22,000 to the General Partner or an affiliate in accrued asset management fees for the nine months ended December 31, 2014 compared to $203,000 reimbursed for the nine months ended December 31, 2013.  Reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. The Partnership made no payments from disposition proceeds to the General Partner for advances previously forgiven compared to $786,000 for the nine months ended December 31, 2013.  During the nine months ended December 31, 2014, the Partnership made no capital contributions to  Local Limited Partnerships compared to $11,000 made during the nine months ended December 31, 2013. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks. As of the nine months ended December 31, 2014 there are no remaining capital contributions due to the Local Limited Partnerships. Reporting fees decreased by $51,000 and distributions decreased by $9,000 for the nine months ended December 31, 2014 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $6,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                      Defaults Upon Senior Securities

NONE

Item 4.                      Mine Safety Disclosures

NOT APPLICABLE

Item 5.                      Other Information

NONE

Item 6.   Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014 (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013 (iii) the Condensed Statements of Partners' Equity (Deficit) for the nine months ended December 31, 2014 (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and  2013, and (v) the Notes to Condensed Financial Statements.

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

By:  WNC & ASSOCIATES, INC.    General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 6, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2015