Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2015-06-17
CIK 943906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

        (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995, and commenced operations on July 1, 1996.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”) on July 26, 1995, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 11, 1997 a total of 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of dealer discounts of $5,620 and volume discounts of $79,550, had been sold. As of March 31, 2015 and 2014, a total of 21,810 and 21,932 Partnership Units, respectively, remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is not seeking to sell its Local Limited Partnership Interests.  And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated May 5, 1996 (the "Partnership Agreement"), would occur.  Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.  Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in fourteen Local Limited Partnerships, twelve of which had been sold or otherwise disposed as of March 31, 2015.  Each of these Local Limited Partnerships owns or owned a single Housing Complex that was eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  All remaining Local Limited Partnerships have completed their 15-year Compliance Periods.

With that in mind, General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

During the year ended March 31, 2015, the Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of $1,781,000 as of December 31, 2013. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were no cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $27,990 in sale related expenses which were recorded as a loss on sale. As of March 31, 2014, $4,950 was received by the Partnership for its interest in Ashford as prepaid disposition proceeds. During the year ended March 31, 2015, the original plan to sell the interest in Ashford was cancelled as the underlying Housing Complex was sold instead and the prepaid disposition proceeds were returned to the original purchaser.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership interest in Mountain Vista Associates Limited Partnership (“Mountain Vista”). Mountain Vista was appraised for $905,000 and had a mortgage balance of $1,353,000 as of December 31, 2013. The Partnership received $30,000 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $875 resulting in a gain on sale of $29,125. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Periods has been completed therefore there is no risk of recapture and investor approval was not required.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership interest in Bolivar Plaza. Bolivar was appraised for $470,000 and had a mortgage balance of $323,000 as of December 31, 2014. The Partnership received $100,000 in cash proceeds with $8,793 used to pay accrued asset management fees, $26,519 to reimburse the General Partner or affiliates for advances paid on the behalf of the Partnership, and $64,688 was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $2,750 resulting in a gain on sale of $97,250. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of March 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below:

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale
Belen Vista Associates Limited Partnership	N/A	$1,770,000	$1,430,864	(	*)	$-	(	*)
Wynwood Place, Limited Partnership	6/30/2015	283,863	376,783	$30,000	(**)	1,100	$28,900

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

(*)-As of the date of this report, the estimated purchase price is still unknown.
(**)- This amount has been received by the Partnership as of March 31, 2015 and is recorded as prepaid disposition proceeds in the accompanying balance sheets.

The Compliance Periods for Belen Vista Associates Limited Partnership and Wynwood Place, Limited Partnership have expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2015, 2014 and 2013, the Partnership had reduced the carrying amount to $0 with respect to two, five, and nine, respectively, of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0, $100,779 and $0, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner and the capital contributions payable to Local Limited Partnerships. The asset management fees payable for the years ended March 31, 2015, 2014 and 2013 increased (decreased) by $(16,000), $(176,000) and $50,000, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $6,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of those Housing Complexes as of the dates or for the periods indicated:

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Belen Vista Associates, Limited Partnership (2)	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	$416,000	$416,000	57	$714,000	$1,431,000

Bolivar Plaza Apartments, LP (1)	Bolivar, Missouri	MBL Development Co.	N/A	N/A	32	1,658,000	323,000

Wynwood Place, Limited Partnership (2)	Raleigh, North Carolina	Greystone Affordable Housing	534,000	534,000	24	780,000	377,000

			$950,000	$950,000	113	$3,152,000	$2,131,000

(1)	The Local Limited Partnership was sold subsequent to December 31, 2014 but prior to March 31, 2015.

(2) The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

WNC HOUSING TAX CREDIT FUND V, L.P., Series 4

	For the year ended December 31, 2014

Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Belen Vista Associates, Limited Partnership (2)	$478,000	$(40,000)	N/A

Bolivar Plaza Apartments (1)	116,000	(46,000)	N/A

Wynwood Place, Limited Partnership (2)	147,000	(37,000)	N/A

	$741,000	$(123,000)

(1) The Local Limited Partnership was sold subsequent to December 31, 2014 but prior to March 31, 2015.

(2) The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

N/A-All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC Housing Tax Credit Fund V, L.P., Series 4

		Occupancy Rates
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Ashford Place, a Limited Partnership	Shawnee, Oklahoma	WNC Oklahoma, LLC	N/A	88%	93%	54%	82%

Belen Vista Associates, Limited Partnership	Belen, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	88%	93%	100%	100%	100%

Blessed Rock of El Monte, a CA Limited Partnership	El Monte, California	Everland, Inc.	N/A	N/A	100%	100%	100%

Bolivar Plaza Apartments	Bolivar, Missouri	MBL Development Co.	100%	100%	100%	100%	100%

Cleveland Apartments L.P.	Coffeyville, Kansas	Williams Management and Consulting, Inc. and Eastern Housing Corp.	N/A	96%	83%	85%	90%

Crescent City Apartments, a California Limited Partnership	Crescent City, California	Crescent City Surf, Inc.	N/A	N/A	100%	100%	91%

D. Hilltop Apartments Ltd.	Prairie View, Texas	Donald W. Sowell	N/A	N/A	N/A	96%	83%

Greyhound Associates I, L.P.	Windsor, Missouri	WCM Community Development Corp.	N/A	N/A	88%	71%	67%

Lamar Plaza Apts., L.P.	Lamar, Missouri	MBL Development Co.	N/A	N/A	N/A	N/A	N/A

WNC Housing Tax Credit Fund V, L.P., Series 4

		Occupancy Rates
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Mesa Verde Apartments Limited Partnership	Roswell, New Mexico	Shelter Resource Corporation	N/A	N/A	N/A	N/A	N/A

Mountain Vista Associates Limited Partnership	Los Alamos, New Mexico	Monarch Properties, Inc. and Low Income Housing Foundation of NM	N/A	83%	94%	92%	91%

North Central Limited Partnership	New York, New York	City and Suburban Development Corp.	N/A	N/A	N/A	N/A	100%

Woodland, Ltd.	Marion, Alabama	ACHR Corp.	N/A	N/A	90%	95%	100%

Wynwood Place, Limited Partnership	Raleigh, North Carolina	Greystone Affordable Housing	100%	88%	83%	88%	96%
			94%	91%	95%	88%	93%

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

b)	At March 31, 2015, there were 1,326 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement. For the year ended March 31, 2015, the Partnership did not make any cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

		March 31,

	2015	2014	2013	2012	2011

ASSETS
Cash and cash equivalents	$1,305,542	$1,254,665	$296,821	$20,488	$153,987
Investments in Local Limited Partnerships, net	-	-	650,468	629,335	606,786
Prepaid expenses	-	-	-	-	28,130
Other assets	1,100	24,805	17,775	-	-

Total Assets	$1,306,642	$1,279,470	$965,064	$649,823	$788,903

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$33,810	$33,810	$33,810
Accrued fees and expenses due to General Partner and affiliates	12,322	40,233	194,984	204,132	131,632
Accounts payable	-	-	-	-	920
Prepaid disposition proceeds	30,000	4,950	260,000	-	-

Total Liabilities	42,322	45,183	488,794	237,942	166,362

PARTNERS' EQUITY	1,264,320	1,234,287	476,270	411,881	622,541

Total Liabilities and Partners’ Equity	$1,306,642	$1,279,470	$965,064	$649,823	$788,903

Selected results of operations for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations (Note 1)	$(69,221)	$(349,538)	$(46,266)	$(248,397)	$(155,522)
Equity in income (losses) from Local Limited Partnerships	-	-	38,184	37,676	20,687
Gain on sale of Local Limited Partnerships	98,385	1,892,595	16,953	-	382,388
Interest income	869	610	35	61	2,273
Net income (loss)	$30,033	$1,543,667	$8,906	$(210,660)	$249,826

Net income (loss) allocated to:
General Partner	$300	$15,437	$89	$(2,107)	$2,498

Limited Partners	$29,733	$1,528,230	$8,817	$(208,553)	$247,328

Net income (loss) per Partnership Unit	$1.36	$69.68	$.40	$(9.50)	$11.25

Outstanding weighted Partnership Units	21,810	21,932	21,952	21,955	21,990

Note 1 - Loss from operations for the years ended March 31, 2015, 2014, 2013, 2012, and 2011, include a charge for impairment losses on investments in Local Limited Partnerships of $0, $100,779, $0, $0, and $87,338, respectively.   (See Note 2 to the financial statements.)

Selected results of cash flows for the Partnership are as follows:

	For the Years Ended March 31,

	2015	2014	2013	2012	2011

Net cash provided by (used in):

Operating activities	$(77,508)	$(371,137)	$(8,383)	$38,969	$(265,716)
Investing activities	128,385	2,114,631	284,716	(172,468)	394,026
Financing activities	-	(785,650)	-	-	-

Net change in cash	50,877	957,844	276,333	(133,499)	128,310

Cash, beginning of year	1,254,665	296,821	20,488	153,987	25,677

Cash, end of year	$1,305,542	$1,254,665	$296,821	$20,488	$153,987

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2014	2013	2012	2011	2010

Federal	$-	-	$-	$-	$7
State	-	-	-	-	-

Total	$-	-	$-	$-	$7

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

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2015 and 2014 all investments have reached zero.

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

Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2015 consisted of $1,306,000 in cash and cash equivalents and other assets of $1,000.  Liabilities at March 31, 2015 consisted of $12,000 of accrued fees and advances due to General Partner and/or its affiliates, (See “Future Contractual Cash Obligations” below) and prepaid disposition proceeds of $30,000.

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The Partnership’s net income for the year ended March 31, 2015 was $30,000, reflecting a decrease of $1,514,000 from the net income experienced for the year ended March 31, 2014 of $1,544,000. The decrease in net income was largely due to a decrease of gain on sale of Local Limited Partnerships of $1,794,000 for the year ended March 31, 2015.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year. There was a decrease in impairment loss of $101,000 during the year ended March 31, 2015 compared to the year ended March 31, 2014. The investments and intangibles were fully amortized or impaired as of March 31, 2014, therefore, no future impairment expected.  During the year ended March 31, 2015 there were no advances made to Local Limited Partnerships compared to $37,000 advanced and reserved for in full during the year ended March 31, 2014. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The accounting and legal fees decreased by $160,000 for the year ended March 31, 2015 compared to the year ended March 31, 2014 due to the timing of the accounting work performed. The Partnership was past due on multiple annual and quarterly filings. The Partnership is now current on all filings. Write-off of other assets decreased by $6,000 during the year ended March 31, 2015.
Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Reporting fees decreased by $51,000 and distribution income decreased by $7,000 for the year ended March 31, 2015 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The asset management fees decreased by $19,000 for the year ended March 31, 2015 due to the fact that the asset management fee is calculated on the Invested Assets of the Local Limited Partnerships, which decreased due to the sales of the Local Limited Partnerships. Amortization decreased by $2,000 for the year ended March 31, 2015 due to the fact that intangibles were fully impaired during the year ended March 31, 2014, thereby decreasing amortization expense. Other expenses decreased by $14,000 for the year ended March 31, 2015 due to a decrease in expenses related to the filing of multiple past due annual and quarter reports.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013  The Partnership’s net income for the year ended March 31, 2014 was $1,544,000, reflecting an increase of $1,535,000 from the net income experienced for the year ended March 31, 2013 of $9,000. That increase in net income was largely due to an increase of gain on sale of Local Limited Partnerships of $1,876,000 for the year ended March 31, 2014. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes being sold along with the number sold each year. There was an increase in impairment loss of $101,000 during the year ended March 31, 2014 compared to the year ended March 31, 2013. The impairment loss can vary each year depending on the current estimated residual value of the investments compared to the current carrying value of each of the investments.  During the year ended March 31, 2014 there were advances of $37,000 made to Local Limited Partnerships which were reserved for in full compared to $2,000 advanced and reserved for during the year ended March 31, 2013. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The accounting and legal fees increased by $200,000 for the year ended March 31, 2014 compared to the year ended March 31, 2013 due to the timing of the accounting work performed. The Partnership was past due on multiple annual and quarterly filings. The Partnership is now current on all filings The write-off of other assets increased by $9,000 during the year ended March 31, 2014. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Reporting fees increased by $45,000 and distribution income decreased by $10,000 for the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $38,000 decrease of equity in income of Local Limited Partnerships for the year ended March 31, 2014. The equity in income can vary each year depending on the operations of each of the Local Limited Partnerships. The asset management fees decreased by $17,000 for the year ended March 31, 2014 due to the fact that the asset management fee is calculated on the Invested Assets of the Local Limited Partnerships, which decreased due to the sales of the Local Limited Partnerships. The amortization decreased by $5,000 for the year ended march 31, 2014 due to the fact that intangibles were fully impaired during the year, thereby decreasing amortization expense.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014   The net increase in cash and cash equivalents during the year ended March 31, 2015 was $51,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2014 of $958,000. During the year ended March 31, 2015, the Partnership paid $30,000 of accrued asset management fees compared to $209,000 during the year ended March 31, 2014.  During the year ended March 31, 2015 the Partnership reimbursed the General Partner or an affiliate $85,000 for operating expenses paid on its behalf compared to $262,000 paid during the year ended March 31, 2014. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $51,000 less in reporting fees and $7,000 less in distributions for the year ended March 31, 2015 compared to the year ended March 31, 2014 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.  The Partnership made no advances to troubled Local Limited Partnerships during the year ended March 31, 2015 compared to $37,000 advanced during the year ended March 31, 2014 as discussed above.  During the year ended March 31, 2015 the Partnership received $30,000 in prepaid disposition proceeds compared to $5,000 collected during the year ended March 31, 2014. The cash represented deposits for dispositions that were anticipated to close subsequent to the respective year ends. During the year ended March 31, 2015 the Partnership received $98,000 in net proceeds from the disposition of Local Limited Partnerships compared to $2,180,000 during the year ended March 31, 2014. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. The Partnership made $786,000 of payments from disposition proceeds to the General Partner for advances previously forgiven during the year ended March 31, 2014. During the year ended March 31, 2015, the Partnership made no capital contribution payments to the Local Limited Partnerships compared to $34,000 in contributions made during the year ended March 31, 2014. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013   The net increase in cash during the year ended March 31, 2014 was $958,000 compared to a net increase in cash for the year ended March 31, 2013 of $276,000. During the year ended March 31, 2014, the Partnership paid $209,000 of accrued asset management fees compared to none during the year ended March 31, 2013.  During the year ended March 31, 2014 the Partnership reimbursed the General Partner or an affiliate $262,000 for operating expenses paid on its behalf compared to $47,000 paid during the year ended March 31, 2013.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $45,000 more in reporting fees and $10,000 less in distributions for the year ended March 31, 2014 compared to the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The Partnership advanced $37,000 to troubled Local Limited Partnerships during the year ended March 31, 2014 compared to $2,000 advanced during the year ended March 31, 2013 as discussed above.  During the year ended March 31, 2014 the Partnership received $5,000 in prepaid disposition proceeds compared to $260,000 collected during the year ended March 31, 2013.  The cash represented deposits for dispositions that were anticipated to close subsequent to the respective year ends. During the year ended March 31, 2014 the Partnership received $2,180,000 in net proceeds from the disposition of Local Limited Partnerships compared to $17,000 during the year ended March 31, 2013. The gain on sale of Local Limited partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of transactions. The Partnership also paid $786,000 of disposition proceeds to the General partner for advances previously forgiven. During the year ended March 31, 2014, the Partnership made $34,000 in capital contributions to a Local Limited Partnership compared to no contribution made during the year ended March 31, 2014. Capital contributions are paid when the Local Limited Partnership reaches certain benchmarks.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees(1)	$18,560	$6,238	$6,238	$6,238	$6,238	$187,140	$230,652
Total contractual cash obligations	$18,560	$6,238	$6,238	$6,238	$6,238	$187,140	$230,652

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund V, L.P. Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P. Series 4 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0, $0 and $38,185 of the total Partnership income (loss) for the years ended March 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it related to these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P. Series 4 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 17, 2015

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund V, L.P., Series 4

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund V, L.P., Series 4 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0, $0 and $38,185 of the total Partnership income (loss) for the years ended March 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it related to these Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 4 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 17, 2015

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

BALANCE SHEETS

March 31, 2015 and 2014

	March 31,

	2015	2014
ASSETS
Cash and cash equivalents	$1,305,542	$1,254,665
Other assets	1,100	24,805
Due from affiliates, net (Note 5)	-	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$1,306,642	$1,279,470

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and advances due to General Partner and affiliates (Note 3)	$12,322	$40,233
Prepaid disposition proceeds	30,000	4,950

Total Liabilities	42,322	45,183

Partners’ Equity (Deficit)
General Partner	(672,179)	(672,479)
Limited Partners (25,000 Partnership Units authorized; 21,810 and 21,932 Partnership Units issued and outstanding, respectively)	1,936,499	1,906,766

Total Partners’ Equity (Deficit)	1,264,320	1,234,287

Total Liabilities and Partners’ Equity (Deficit)	$1,306,642	$1,279,470

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2015, 2014 and 2013

	For the Years Ended March 31,
	2015	2014	2013

Operating income: Reporting fees	$-	$51,197	$6,000
Distribution income	12,092	18,786	29,216
Total operating income	12,092	69,983	35,216

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	1,800	7,200
Asset management fees (Note 3)	14,170	33,153	50,149
Impairment loss (Note 2)	-	100,779	-
Accounting and legal fees	51,661	211,476	11,401
Write off of other assets	3,281	9,000	-
Write off of advances to Local Limited Partnerships (Note 5)	-	36,993	2,088
Other	12,201	26,320	10,644
Total operating expenses and loss	81,313	419,521	81,482

Loss from operations	(69,221)	(349,538)	(46,266)

Equity in income of Local Limited Partnerships (Note 2)	-	-	38,184
Gain on sale of Local Limited Partnerships (Note 2)	98,385	1,892,595	16,953
Interest income	869	610	35

Net income	$30,033	$1,543,667	$8,906

Net income allocated to:
General Partner	$300	$15,437	$89
Limited Partners	$29,733	$1,528,230	$8,817

Net income per Partnership Unit	$1.36	$69.98	$.40

Outstanding weighted Partnership Units	21,810	21,932	21,952

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ equity at March 31, 2012	$42,162	$369,719	$411,881

Net income	89	8,817	8,906

Contributions (Note 6)	55,483	-	55,483

Partners’ equity at March 31, 2013	97,734	378,536	476,270

Net income	15,437	1,528,230	1,543,667

Return of capital (Note 7)	(785,650)	-	(785,650)

Partners’ equity (deficit) at March 31, 2014	(672,479)	1,906,766	1,234,287

Net income	300	29,733	30,033

Partners’ equity (deficit) at March 31, 2015	$(672,179)	$1,936,499	$1,264,320

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2015, 2014 and 2013

	For The Years Ended March 31,
	2015	2014	2013

Cash flows from operating activities: Net income	$30,033	$1,543,667	$8,906
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	-	1,800	7,200
Impairment loss	-	100,779	-
Equity in income of Local Limited Partnerships	-	-	(38,184)
Write off of advances to Local Limited Partnerships	-	36,993	2,088
(Increase) decrease in other assets	23,705	(7,030)	(17,775)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(27,911)	(154,751)	46,335
Gain on sale of Local Limited Partnerships	(98,385)	(1,892,595)	(16,953)

Net cash used in operating activities	(72,558)	(371,137)	(8,383)

Cash flows from investing activities:
Contributions to Local Limited Partnerships	-	(33,810)	-
Distributions from Local Limited Partnerships	-	-	9,851
Advances to Local Limited Partnerships	-	(36,993)	(2,088)
Net prepaid disposition proceeds	25,050	4,950	260,000
Net proceeds from sale of Local Limited Partnerships	98,385	2,180,484	16,953

Net cash provided by investing activities	123,435	2,114,631	284,716

Cash flows from financing activities:
Return of capital	-	(785,650)	-
Net cash used in financing activities	-	(785,650)	-

Net increase in cash and cash equivalents	50,877	957,844	276,333

Cash and cash equivalents, beginning of year	1,254,665	296,821	20,488

Cash and cash equivalents, end of year	$1,305,542	$1,254,665	$296,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$-	$55,483

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund V, L.P., Series 4 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 26, 1995, and commenced operations on July 1, 1996. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in July 11, 1997, at which time 22,000 Partnership Units, representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted.  As of March 31, 2015 and 2014, a total 21,810 and 21,932 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. All remaining Local Limited partnerships have completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2015, the Housing Complex of Ashford Place Limited Partnership (“Ashford”) was sold, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Ashford was appraised for $2,560,000 and had a mortgage note balance of $1,781,000 as of December 31, 2013. Ashford had filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. Through the bankruptcy sale, the purchaser paid off the full amount of the first mortgage to Fannie Mae in the amount of approximately $1,745,000 and there were no cash proceeds after payment of unsecured claims and administrative costs of the bankruptcy. All remaining encumbrances of debt were transferred with the disposition. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $27,990 in sale related expenses which were recorded as a loss on sale. As of March 31, 2014, $4,950 was received by the Partnership for its interest in Ashford as prepaid disposition proceeds. During the year ended March 31, 2015, the original plan to sell the interest in Ashford was cancelled as the underlying Housing Complex was sold instead and the prepaid disposition proceeds were returned to the original purchaser.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership interest in Mountain Vista Associates Limited Partnership (“Mountain Vista”). Mountain Vista was appraised for $905,000 and had a mortgage balance of $1,353,000 as of December 31, 2013. The Partnership received $30,001 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $875 resulting in a gain on sale of $29,125. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership interest in Bolivar Plaza. Bolivar was appraised for $470,000 and had a mortgage balance of $323,000 as of December 31, 2014. The Partnership received $100,000 in cash proceeds with $8,793 used to pay accrued asset management fees, $26,519 to reimburse the General Partner or affiliates for advances paid on the behalf of the Partnership, and $64,688 was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $2,750 resulting in a gain on sale of $97,250. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below:

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale
Belen Vista Associates Limited Partnership	N/A	$1,770,000	$1,430,864	(	*)	$-	(	*)
Wynwood Place, Limited Partnership	6/30/2015	283,863	376,783	$30,000	(**)	1,100	$28,900

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

(*)-As of the date of this report, the estimated purchase price is still unknown.
(**)- This amount has been received by the Partnership as of March 31, 2015 and is recorded as prepaid disposition proceeds in the accompanying balance sheets.

The Compliance Period for Belen Vista Associates Limited Partnership and Wynwood Place, Limited Partnership have expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2015, and 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2015 and 2014, the Partnerships had $1,305,542 and $1,254,665 in cash and cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2015, 2014 and 2013, was $0, $1,800 and $7,200, respectively.  Acquisition fees have been fully amortized or impaired as of March 31, 2015.

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

The Partnership evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, an impairment loss of $0, $100,779 and $0, respectively, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014 the Partnership owned Limited Partnership interests in 2 and 5, respectively, Local Limited Partnerships, each of which owns one Housing complex, consisting of an aggregate of 81 and 216 respectively, apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities.  Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $(309,000) and $874,000, respectively, greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.  The Partnership’s equity in losses of Local Limited Partnerships is also lower than the Partnership’s equity as shown in the Local Limited Partnership’s combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

For the years ended March 31, 2015, 2014 and 2013, the Partnership evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, an impairment loss of $0, $100,779 and $0, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

At March 31, 2015 and 2014 the investment accounts in all Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013 amounting to approximately $121,000, $384,000 and $575,000, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $391,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2015	2014	2013

Investments per balance sheet, beginning of year	$-	$650,468	$629,335
Impairment loss	-	(100,779)	-
Disposition of Local Limited Partnership	-	(547,889)	-
Equity in income of Local Limited Partnerships	-	-	38,184
Amortization of paid acquisition fees and costs	-	(1,800)	(7,200)
Distributions received from Local Limited Partnerships	-	-	(9,851)

Investment per balance sheet, end of year	$-	$-	$650,468

	For the YearsEnded March 31,

	2015	2014	2013

Investments in Local Limited Partnerships, net	$-	$-	$547,889
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $34,200.	-	-	102,579
Investments per balance sheet, end of period	$-	$-	$650,468

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation for 2014 and 2013, of $3,015,000 and $7,387,000, respectively)	$2,390,000	$6,185,000
Land	373,000	716,000
Other assets	793,000	1,436,000
Total assets	$3,556,000	$8,337,000

LIABILITIES
Mortgage and construction loans payable	$2,131,000	$6,772,000
Due to affiliates	497,000	1,351,000
Other liabilities	110,000	404,000

Total liabilities	2,738,000	8,527,000

PARTNERS' CAPITAL
WNC Housing Tax Credit Fund V, L.P., Series 4	309,000	(874,000)
Other partners	509,000	684,000
Total partners’ equity	818,000	(190,000)
Total liabilities and partners’ equity	$3,556,000	$8,337,000

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$748,000	$1,893,000	$3,443,000

Expenses:
Operating expenses	601,000	1,513,000	2,439,000
Interest expense	112,000	317,000	575,000
Depreciation and amortization	158,000	449,000	930,000

Total expenses	871,000	2,279,000	3,944,000

Net loss	$(121,000)	$(386,000)	$(501,000)

Net loss allocable to the Partnership	$(76,000)	$(384,000)	$(537,000)

Net income recorded by the Partnership	$-	$-	$38,000

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7.5% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,630,375.  Accumulated amortization of these capitalized costs were $0 for all periods presented. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014, the acquisition costs were fully amortized or impaired.

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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  Management fees of $14,170, $33,153 and $50,149 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $30,045, $209,202 and $0 was paid, respectively.

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

(e)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $85,270, $262,208 and $46,682 during the years ended March 31, 2015, 2014 and 2013, respectively.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014

Asset management fee payable	$-	$15,875
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	12,322	24,358

Total	$12,322	$40,233

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31:

	June 30	September 30	December 31	March 31

2015

Income	$9,000	$-	$-	$3,000

Operating expenses and loss	(14,000)	(36,000)	(16,000)	(15,000)

Loss from operations	(5,000)	(36,000)	(16,000)	(12,000)

Gain on sale of Local Limited Partnerships	-	1,000	-	97,000

Interest income	-	-	-	1,000

Net income (loss)	(5,000)	(35,000)	(16,000)	86,000

Net income (loss) available to Limited Partners	(5,000)	(35,000)	(16,000)	85,000

Net income (loss) per Partnership Unit	-	(2)	(1)	4

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2014

Income	$7,000	$51,000	$12,000	$-

Operating expenses and loss	(236,000)	(30,000)	(126,000)	(28,000)

Income (loss) from operations	(229,000)	21,000	(114,000)	(28,000)

Gain on sale of Local Limited Partnerships	1,805,000	24,000	39,000	25,000

Net income (loss)	1,576,000	45,000	(75,000)	(3,000)

Net income (loss) available to Limited Partners	1,560,000	45,000	(74,000)	(3,000)

Net income (loss) per Partnership Unit	71	2	(3)	-

	June 30	September 30	December 31	March 31

2013

Income	$11,000	$12,000	$-	$12,000

Operating expenses and loss	(21,000)	(23,000)	(15,000)	(22,000)

Loss from operations	(10,000)	(11,000)	(15,000)	(10,000)

Equity in income of Local Limited Partnerships	10,000	10,000	10,000	8,000

Gain on sale of Local Limited Partnerships	-	17,000	-	-

Net income (loss)	-	16,000	(5,000)	(2,000)

Net income (loss) available to Limited Partners	-	16,000	(5,000)	(2,000)

Net income (loss) per Partnership Unit	-	1	-	-

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2014, the Partnership in total had advanced $471,514, of which $9,000 was advanced during the year ended March 31, 2014 to Ashford Place Limited Partnership, in which the Partnership was a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced. Ashford Place Limited Partnership was sold during the year ended March 31, 2015, therefore the advances and related reserves were written off.

As of March 31, 2015 and 2014, the Partnership in total had advanced $4,939 to Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for some operational expenses.  All advances were reserved in full in the year they were advanced.

During the year ended March 31, 2014, the Partnership in total advanced $24,493 to one Local Limited Partnership, Cleveland Apartments Limited Partnership, in which the Partnership was a limited partner. These advances were used to pay for the property taxes, mortgage payments and operating expenses. All advances were reserved in full. The advances were written off as of March 31, 2014 as the Local Limited Partnership interest was sold.

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

NOTE 7- RETURN OF CAPITAL

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $14,170, $33,153 and $50,149 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $30,345, $209,202 and $0, was paid for the years ended March 31, 2015, 2014 and 2013, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships.  The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future.  None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.
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

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee.  Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $12,322, $24,358, and $3,060 for the years ended March 31, 2015, 2014 and 2013, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $85,270, $262,208, and $46,682 during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2014, 2013 and 2012. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014

Audit Fees	$22,850	$178,818
Audit-related Fees		-
Tax Fees	-	-
TOTAL	$22,850	$178,818

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

List of financial statements included in Part II hereof

Report of Independent Public Accounting Firm Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
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

99.1
Financial Statements of Blessed Rock of El Monte, as of and for the years ended December 31, 2012, together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013, and (v) the Notes to Financial Statements

WNC Housing Tax Credit Fund V, L.P. Series 4 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Belen Vista Associates, Limited Partnership (2)	Belen, New Mexico	$416,000	$416,000	$1,431,000	$156,000	$2,146,000	$1,310,000	$992,000

Bolivar Plaza Apartments (1)	Bolivar, Missouri	N/A	N/A	323,000	119,000	2,060,000	1,225,000	954,000

Wynwood Place, Limited Partnership (2)	Raleigh, North Carolina	534,000	534,000	377,000	98,000	1,199,000	480,000	817,000

		$950,000	$950,000	$2,131,000	$373,000	$5,405,000	$3,015,000	$2,763,000

(1)	The Local Limited Partnership was sold subsequent to December 31, 2014 but prior to March 31, 2015.

(2)	The Local Limited Partnership was identified for disposition but has not yet been sold as of the filing date.

WNC Housing Tax Credit Fund V, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Belen Vista Associates, Limited Partnership (2)	$478,000	$(40,000)	1997	Completed	27.5

Bolivar Plaza Apartments (1)	116,000	(46,000)	2000	Completed	30

Wynwood Place, Limited Partnership (2)	147,000	(37,000)	1998	Completed	50
	$741,000	$(123,000)

(1)	The Local Limited Partnership was sold subsequent to December 31, 2014 but prior to March 31, 2015.

(2) The Local Limited Partnership was identified for sale as of March 31, 2015.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4

WNC & Associates, Inc. General Partner

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 17, 2015	By:	/s/ Melanie R. Wenk,
Melanie R. Wenk,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 17, 2015	By:	/s/Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.