Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2015-08-05
CIK 943906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$1,469,273	$1,305,542
Other assets	2,500	1,100
Due from affiliates, net (Note 4)	-	-
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$1,471,773	$1,306,642

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$9,387	$12,322
Prepaid disposition proceeds	30,000	30,000

Total Liabilities	39,387	42,322

Partners’ Equity (Deficit):
General Partner	(670,498)	(672,179)
Limited Partners (25,000 Partnership Units authorized; 21,738 and 21,810 Partnership Units issued and outstanding, respectively)	2,102,884	1,936,499

Total Partners’ Equity (Deficit)	1,432,386	1,264,320
Total Liabilities and Partners’ Equity (Deficit)	$1,471,773	$1,306,642

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating income:
Distribution income	$-	$9,290
Total operating income	-	9,290

Operating expenses:
Asset management fees (Note 3)	1,559	5,681
Legal and accounting fees	7,157	4,876
Write off of other assets	-	3,281
Other	1,567	657

Total operating expenses	10,283	14,495

Loss from operations	(10,283)	(5,205)

Gain on sale of Local Limited Partnerships (Note 2)	177,700	-

Interest income	649	155

Net income (loss)	$168,066	$(5,050)

Net income (loss) allocated to:
General Partner	$1,681	$(50)

Limited Partners	$166,385	$(5,000)

Net income (loss) per
Partnership Unit	$8	$-
Outstanding weighted Partnership Units	21,738	21,872

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(672,179)	$1,936,499	$1,264,320

Net income	1,681	166,385	168,066

Partners’ equity (deficit) at June 30, 2015	$(670,498)	$2,102,884	$1,432,386

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$168,066	$(5,050)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
(Increase) decrease in other assets	(1,400)	2,262
Decrease in accrued fees and expenses due to
General Partner and affiliates	$(2,935)	$(17,003)
Gain on sale of Local Limited Partnerships	(177,700)	-
Net cash used in operating activities	(13,969)	(19,791)

Cash flows from in investing activities:
Net proceeds from sale of Local Limited Partnerships	177,700	-
Net cash provided by investing activities	177,700	-

Net increase (decrease) in cash and cash equivalents	163,731	(19,791)

Cash and cash equivalents, beginning of period	1,305,542	1,254,665

Cash and cash equivalents, end of period	$1,469,273	$1,234,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

Organization

WNC Housing Tax Credit Fund, V, L.P., Series 4 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on July 26, 1995 and commenced operations on July 1, 1996.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own and operate multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits").  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.  Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units, representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As of June 30, 2015 and March 31, 2015, 21,738 and 21,810 Partnership Units, respectively, remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits.  The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  The remaining Housing Complex has completed its 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

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

As of March 31, 2015, the Housing Complexes of Mesa Verde Apartments, L.P, The North Central Limited Partnership , Blessed Rock of El Monte, a CA Partnership, and Ashford Place Limited Partnership had been sold. The Partnership also sold its Local Limited Partnership Interests in Lamar Plaza Apartments, LP, D. Hilltop Apartments, Ltd, Woodland, Ltd., Greyhound Associates I, L.P., Crescent City Apartment, a California Limited Partnership, Cleveland Apartments, L.P, Mountain Vista Associates Limited Partnership, and Bolivar Plaza Apartments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Belen Vista Associates Limited Partnership (“Belen Vista”). Belen Vista was appraised for $1,750,000. The mortgage note balance was $1,430,864 as of December 31, 2014. The Partnership received $180,000 in cash proceeds, all of which will be placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $2,300 in sales related expenses which were be netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $177,700 was recorded during the period. The Compliance Period for Belen Vista has expired therefore there is no risk of recapture to the investors of the Partnership.

As of June 30, 2015, the Partnership has identified the following Local Limited Partnership for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale
Wynwood Place, Limited Partnership	8/31/2015	$283,863	$376,783	$30,000	(*)	$1,100	$28,900

(*)- This amount has been received by the Partnership as of June 30, 2015 and is recorded as prepaid disposition proceeds in the accompanying condensed balance sheets.

The Compliance Period for Wynwood Place, Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership and investor approval is not required. Once the sale is finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of Wynwood Place, Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2015 and March 31, 2015, all investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and March 31, 2015, the Partnership had $1,469,273 and $1,305,542 in cash and cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership has acquired limited partnership interests in one and two Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 24 and 81 apartment units, respectively, for the periods presented.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014
Revenues	$37,000	$400,000
Expenses:
Interest expense	8,000	72,000
Depreciation and amortization	-	101,000
Operating expenses	38,000	304,000
Total expenses	46,000	477,000

Net loss	$(9,000)	$(77,000)
Net loss allocable to the Partnership	$(9,000)	$(76,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the three months ended June 30, 2015 and 2014, the Partnership incurred asset management fees of $1,559 and $5,681, respectively. The Partnership paid asset management fees of $304 and $0, respectively, during the three months ended June 30, 2015 and 2014.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the three months ended June 30, 2015 and 2014, the Partnership reimbursed operating expenses of $16,918 and $29,237, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2015	March 31, 2015

Asset management fee payable	$1,255	$-
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	8,132	12,322
Total	$9,387	$12,322

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both June 30 and March 31, 2015, the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $1,469,000 in cash and cash equivalents and $3,000 in other assets.  Liabilities at June 30, 2015 consisted of $9,000 of accrued fees and expenses due to the General Partner and/or its affiliates and $30,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014  The Partnership’s net income was $168,000 for the three months ended June 30, 2015 compared to $5,000 net loss incurred during the three months ended June 30, 2014. The change was primarily due to the increase of $178,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2015. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. Distribution income decreased by $9,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment. Accounting and legal fees increased by $2,000 due to the timing of work performed. There was a $4,000 decrease in asset management fees for the three months ended June 30, 2015. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. Write off of other assets decreased by $3,000 during the three months ended June 30, 2015. Capitalized costs from the potential disposition of the Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Capital Resources and Liquidity

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014  Net cash provided during the three months ended June 30, 2015 was $164,000, compared to net cash used during the three months ended June 30, 2014 of $20,000.  The change was due primarily to the fact that during the three months ended June 30, 2015, the Partnership received $178,000 more in cash proceeds from the sale of a Local Limited Partnership. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the three months ended June 30, 2015, the Partnership paid the General Partner or an affiliate $17,000 for operating expenses paid on its behalf compared to $29,000 reimbursed during the three months ended June 30, 2014.  The reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2015, the Partnership received $9,000 less in distribution income compared to the three months ended June 30, 2014 as discussed above.

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $3,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015 (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and 2014 (iii) the Condensed Statements of Partners' Equity (Deficit) for the three months ended June 30, 2015 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Financial Statements.

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

Date: August 5, 2015

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 5, 2015