Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND V LP SERIES 4
filed 2015-11-16
CIK 943906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes      X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No ___X__

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$1,469,772	$1,305,542
Other assets	1,570	1,100
Advances to Local Limited Partnerships (Note 4)	-	-
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$1,471,342	$1,306,642

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$52,813	$12,322
Prepaid disposition proceeds	30,000	30,000

Total Liabilities	82,813	42,322

Partners’ Equity (Deficit):
General Partner	(670,937)	(672,179)
Limited Partners (25,000 Partnership Units authorized; 21,687 and 21,810 Partnership Units, respectively, issued and outstanding)	2,059,466	1,936,499

Total Partners’ Equity (Deficit)	1,388,529	1,264,320

Total Liabilities and Partners’ Equity (Deficit)	$1,471,342	$1,306,642

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended
September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating income:
Distribution income	$-	$-	$-	$9,290

Total operating income	-	-	-	9,290

Operating expenses:
Asset management fees (Note 3)	572	2,131	3,840	9,521
Legal and accounting fees	26,707	33,864	26,790	31,666
Write off of other assets	1,100	1,100	-	3,281
Other	14,277	15,844	5,593	6,250

Total operating expenses	42,656	52,939	36,223	50,718

Loss from operations	(42,656)	(52,939)	(36,233)	(41,428)

Gain (loss) on sale of Local Limited Partnerships (Note 1)	(1,700)	176,000	1,134	1,134

Interest income	499	1,148	158	313

Net income (loss)	$(43,857)	$124,209	$(34,931)	$(39,981)

Net income (loss) allocated to:
General Partner	$(439)	$1,242	$(350)	$(400)

Limited Partners	$(43,418)	$122,967	$(34,581)	$(39,581)

Net income (loss) per
Partnership Unit	$(2)	$6	$(2)	$(2)
Outstanding weighted Partnership Units	21,687	21,687	21,810	21,810

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(672,179)	$1,936,499	$1,264,320

Net income	1,242	122,967	124,209

Partners’ equity (deficit) at September 30, 2015	$(670,937)	$2,059,466	$1,388,529

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$124,209	$(39,981)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
(Increase) decrease in other assets	(470)	20,955
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	40,491	(20,581)
Gain (loss) on sale of Local Limited Partnerships	(176,000)	(1,134)
Net cash used in operating activities	(11,770)	(40,741)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	176,000	1,134
Prepaid disposition proceeds	-	30,000
Net cash provided by investing activities	176,000	31,134

Net increase (decrease) in cash and cash equivalents	164,230	(9,607)

Cash and cash equivalents, beginning of period	1,305,542	1,254,665

Cash and cash equivalents, end of period	$1,469,772	$1,245,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units concluded on July 11, 1997 at which time 22,000 Partnership Units representing subscriptions in the amount of $21,914,830, net of discounts of $79,550 for volume purchases and $5,620 for dealer discounts, had been accepted. As September 30, 2015 and March 31, 2015, 21,687 and 21,810 Partnership Units, respectively, remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits.  The investors (“Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2015
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

For the Quarterly Period Ended September 30, 2015
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

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

For the Quarterly Period Ended September 30, 2015
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

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in Belen Vista Associates Limited Partnership (“Belen Vista”). Belen Vista was appraised for $1,750,000. The mortgage note balance was $1,430,864 as of December 31, 2014. The Partnership received $180,000 in cash proceeds, all of which will be placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $4,000 in sales related expenses, $1,700 of which was incurred during the quarter ended September 30, 2015, which were be netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $176,000 was recorded during the period. The Compliance Period for Belen Vista has expired therefore there is no risk of recapture to the investors of the Partnership.

As of September 30, 2015, the Partnership has identified the following Local Limited Partnership for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale
Wynwood Place, Limited Partnership	11/30/2015	$458,000	$376,783	$30,000	(*)	$1,570	$28,430

(*)- This amount has been received by the Partnership as of September 30, 2015 and is recorded as prepaid disposition proceeds in the accompanying condensed balance sheets.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years (see Notes 2).

“Equity in income (losses) of Local Limited Partnerships” for each of the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in income (losses) from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2015 and March 31, 2015, all investment accounts in Local Limited Partnerships had reached zero.

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2015 and March 31, 2015, the Partnership had $1,469,772 and $1,305,542 in cash and cash equivalents, respectively.

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net income (loss) per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership has limited partnership interests in one and two Local Limited Partnerships,  respectively, each of which owns one Housing Complex consisting of an aggregate of 24 and 81  apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 98.98% to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014
Revenues	$74,000	$581,000
Expenses:
Interest expense	16,000	100,000
Depreciation and amortization	-	149,000
Operating expenses	77,000	456,000
Total expenses	93,000	705,000

Net loss	$(19,000)	$(124,000)
Net loss allocable to the Partnership	$(18,000)	$(124,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnerships, as defined. “Invested assets” means the sum of the Partnership’s Investment in Local Limited Partnerships and the Partnership’s allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. For the six months ended September 30, 2015 and 2014, the Partnership incurred asset management fees of $2,131 and $9,521, respectively.  For the six months ended September 30, 2015 and 2014, the Partnership paid asset management fees of $304 and $21,556, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. For the six months ended September 30, 2015 and 2014, the Partnership reimbursed operating expenses of $16,918 and $57,653, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2015	March 31, 2015

Asset management fee payable	$1,827	$-
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	50,986	12,322
Total	$52,813	$12,322

WNC HOUSING TAX CREDIT FUND V, L.P., SERIES 4
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 4 –ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of both September 30 and March 31, 2015, the Partnership in total had advanced $4,939 to one Local Limited Partnership, Wynwood Place Limited Partnership, in which the Partnership is a limited partner. These advances were used to pay for the property taxes, mortgage payments and operational expenses.  All advances were reserved in full in the year they were advanced.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $1,470,000 in cash and $2,000 in other assets.  Liabilities at September 30, 2015 primarily consisted of $53,000 of accrued fees and expenses due to the General Partner and affiliates and $30,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014  The Partnership’s net loss for the three months ended September 30, 2015 was $44,000 compared to $35,000 net loss recorded during the three months ended September 30, 2014. The change was partially due to the $3,000 decrease in gain on sale of Local Limited Partnerships for the three months ended September 30, 2015. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. There was a $3,000 decrease in asset management fees for the three months ended September 30, 2015. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. Write off of other assets increased by $1,000 for the three months ended September 30, 2015.  Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Additionally, other expenses increased by $9,000 for the three months ended September 30, 2015 compared to September 30, 2014. The change was largely due the professional services for proxy fulfillment, voting and printing during the three months ended September 30, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014  The Partnership’s net income for the six months ended September 30, 2015 was $124,000 compared to $40,000 of net loss recorded during the six months ended September 30, 2014. The change was primarily due to the increase of $175,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2015. The gain on sale of Local Limited Partnerships will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the value of such Housing Complexes, and the closing dates of the transactions. Distribution income decreased by $9,000 for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment. Accounting and legal fees increased by $2,000 due to the timing of accounting work performed. There was a $7,000 decrease in asset management fees for the six months ended September 30, 2015. The fees are calculated based on the value of invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $2,000 decrease in write off of other assets for the six months ended September 30, 2015 compared to the six months ended September 30, 2014. Capitalized assets from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $10,000 for the six months ended September 30, 2015 compared to September 30, 2014, as discussed above.

Capital Resources and Liquidity

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 Net cash provided during the six months ended September 30, 2015 was $164,000, compared to net cash used during the six months ended September 30, 2014 of $10,000.  The change was due primarily to the fact that during the six months ended September 30, 2015, the Partnership received $176,000 in net sales proceeds from the sale of its Local Limited Partnerships compared to $1,000 in net sales proceeds received during the six months ended September 30, 2014. Proceeds received from the disposition of Local Limited Partnerships will vary from period to period as discussed above. During the six months ended September 30, 2014, the Partnership received $30,000 in prepaid disposition proceeds compared to none received during the six months ended September 30, 2015. During the six months ended September 30, 2015 the Partnership paid the General Partner or an affiliate $17,000 for operating expenses paid on its behalf compared to $58,000 reimbursed during the six months ended September 30, 2014.  The Partnership also paid $22,000 to the General Partner or an affiliate in accrued asset management fees for the six months ended September 30, 2014 compared to no reimbursement for the six months ended September 30, 2015.  Reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. Distribution income decreased by $9,000 for the six months ended September 30, 2015 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $40,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015 (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and 2014 (iii) the Condensed Statements of Partners' Equity (Deficit) for the six months ended September 30, 2015 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and  2014, and (v) the Notes to Condensed Financial Statements.

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

Date:  November 16, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 16, 2015